Form 10-Q
period 2017-09-30
Allena Pharmaceuticals, Inc.
filed 2017-12-14
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  __________________

Commission File Number: 001-38268

ALLENA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2729920
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Newton Executive Park, Suite 202 Newton, Massachusetts	02462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 467-4577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 11, 2017, the registrant had 20,670,254 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “may,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	the design and conduct of our planned Phase 3 clinical program of ALLN-177 in enteric hyperoxaluria;
•	the number, designs, results and timing of our clinical trials and preclinical studies and the timing of the availability of data from these trials and activities;
•

our ability to enroll a sufficient number of patients and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

•	the therapeutic benefits, effectiveness and safety of ALLN-177, ALLN-346 and our future product candidates;
•	our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third-parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by ALLN-177 and ALLN-346;
•	the market acceptance of ALLN-177, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize ALLN-177 with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•	potential collaborators to license and commercialize ALLN-177, if approved, or any products for which we receive regulatory approval in the future outside of the United States;

•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our ability to generate revenue and become profitable; and
•	our estimates regarding our capital requirements and our need for additional financing.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to the registration statement of which this Quarterly Report on Form 10-Q is a part completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2017	December, 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,874	$25,250
Short-term investments	—	23,505
Prepaid expenses and other current assets	577	520
Total current assets	34,451	49,275
Property and equipment, net	134	169
Deferred initial public offering costs	1,589	—
Other assets	89	35
Total assets	$36,263	$49,479
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,913	$1,464
Loan payable, net of discount	3,066	176
Accrued expenses	2,159	1,610
Total current liabilities	7,138	3,250
Loan payable, net of current portion and discount	6,620	9,409
Warrants for the purchase of shares subject to redemption	460	267
Other liabilities	266	103
Total liabilities	14,484	13,029
Commitments and contingencies (Note 12)
Series A convertible preferred stock, $0.001 par value; 18,510,200 shares authorized at September 30, 2017 and December 31, 2016; 18,367,344 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $18,000 at September 30, 2017 and December 31, 2016)	17,973	17,967
Series B convertible preferred stock, $0.001 par value; 19,841,270 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $25,000 at September 30, 2017 and December 31, 2016)	24,944	24,931
Series C convertible preferred stock, $0.001 par value; 20,000,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $53,000 at September 30, 2017 and December 31, 2016)	52,862	52,829
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized at September 30, 2017 and December 31, 2016; 1,349,492 and 1,341,385 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,279	1,031
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(75,280)	(60,307)
Total stockholders’ deficit	(74,000)	(59,277)
Total liabilities, convertible preferred stock and stockholders’ deficit	$36,263	$49,479

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,949	$5,263	$10,758	$15,288
General and administrative	1,413	839	3,621	2,896
Total operating expenses	4,362	6,102	14,379	18,184
Loss from operations	(4,362)	(6,102)	(14,379)	(18,184)
Other income (expense):
Interest income (expense), net	(146)	(42)	(401)	(113)
Other income (expense), net	(162)	8	(193)	9
Other income (expense), net	(308)	(34)	(594)	(104)
Net loss	$(4,670)	$(6,136)	$(14,973)	$(18,288)
Net loss per share attributable to common stockholders—basic and diluted	$(3.49)	$(4.59)	$(11.19)	$(13.70)
Weighted-average common shares outstanding—basic and diluted	1,343,429	1,341,385	1,342,898	1,338,539
Net loss	$(4,670)	$(6,136)	$(14,973)	$(18,288)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	2
Total other comprehensive income (loss)	—	—	2	—
Comprehensive loss	$(4,670)	$(6,136)	$(14,971)	$(18,288)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,973)	$(18,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	295	166
Depreciation expense	53	31
Non-cash interest expense	264	85
Amortization of premium on investments	33	102
Change in fair value of warrant liability	193	2
Changes in assets and liabilities:
Prepaid expenses and other current assets	(22)	420
Other assets	(89)	—
Accounts payable	150	(201)
Accrued expenses	(132)	227
Other liabilities	—	(140)
Net cash used in operating activities	(14,228)	(17,596)
Cash flows from investing activities:
Purchases of property and equipment	(56)	(49)
Purchases of investments	(1,247)	(49,205)
Maturities of investments	24,721	19,500
Net cash provided by (used in) investing activities	23,418	(29,754)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	19
Payments of initial public offering costs	(571)	—
Proceeds from loan payable	—	7,500
Repayment of loan payable	—	(6,256)
Debt issuance costs paid	—	(368)
Net cash provided by (used in) financing activities	(566)	895
Net increase (decrease) in cash and cash equivalents	8,624	(46,455)
Cash and cash equivalents, beginning of period	25,250	69,011
Cash and cash equivalents, end of period	$33,874	$22,556
Supplemental disclosure of non-cash activities:
Cash paid for interest	$332	$234
Deferred initial public offering costs included in accounts payable and accrued expenses	$1,018	$—
Issuance of warrants in connection with loan payable	$—	$45
Accretion of convertible preferred stock to redemption value	$52	$52

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company is focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease (“CKD”), and end-stage renal disease. The Company’s lead product candidate, ALLN-177, is a first-in-class, oral enzyme therapeutic that it is developing for the treatment of hyperoxaluria, a metabolic disorder commonly associated with kidney stones, CKD and other serious kidney diseases. The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

On November 6, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 5,333,333 shares of its common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option December 1, 2017, and purchased an additional 16,969 shares of our common stock for aggregate gross proceeds of $0.2 million.  As a result of the IPO, the Company received approximately $66.6 million in net proceeds after deducting $8.3 million of underwriting discounts and commissions and offering costs.

Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 13,945,509 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its certificate of incorporation to change the authorized capital stock to 125,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The financial statements as of September 30, 2017, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to September 30, 2017.

In connection with preparing for its IPO, the Company effected a 1-for-4.174 reverse stock split of the Company’s common stock. The reverse stock split became effective on October 23, 2017. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The financial statements have also been retroactively adjusted to reflect adjustments to the conversion ratio for each series of convertible preferred stock effected in connection with the reverse stock split.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, reliance on third party manufacturers, ability to transition from pilot-scale manufacturing to large-scale production of products and the need to obtain adequate additional financing to fund the development of its product candidates.

The Company has an accumulated deficit of $75.3 million at September 30, 2017, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2017, the Company had $33.9 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of September 30, 2017, along with the net proceeds received from its IPO, will be sufficient to fund the Company’s operating plan into 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and notes thereto, included in the Company’s final prospectus for the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on November 2, 2017 (the “Prospectus”).

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Allena Pharmaceuticals, Inc. and its wholly owned subsidiaries Allena Pharmaceuticals Security Corporation (“Security Corporation”), which was incorporated in December 2014, and Allena Pharmaceuticals Ireland Limited, which was incorporated in March 2017. All intercompany transactions and balances have been eliminated.

Investments

The Company invests available cash primarily in U.S. and foreign corporate debt securities and United States government treasury securities. The Company classifies its investments as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses included in stockholders’ (deficit) equity. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. All investments are classified as current assets as they have contractual maturities of less than one year and are available to meet working capital needs and to fund current operations.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest income (expense) within the statement of operations and comprehensive loss.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy defines three levels of valuation inputs, of which the first two are considered observable and the last is considered unobservable:

Level 1	inputs: Quoted prices in active markets for identical assets or liabilities.
Level 2	inputs: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
Level 3	inputs: Unobservable inputs developed using estimates or assumptions developed by the Company, which reflect those that a market participant would use in pricing the asset or liability.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Deferred Initial Public Offering Costs

The Company capitalizes deferred IPO costs, which primarily consist of direct, incremental legal, professional, accounting and other third-party fees relating to the Company’s IPO, within other non-current assets. The deferred IPO costs will be offset against IPO proceeds upon the consummation of an offering. Approximately $1.6 million of deferred IPO costs were incurred and capitalized as of September 30, 2017.  There were no deferred IPO costs as of December 31, 2016.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU No. 2014-15”), which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU No. 2014-15 for the year ended December 31, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company’s financial statement disclosures. Refer to Note 1 for a discussion of the Company’s liquidity.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability rather than as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. The Company adopted the standard on January 1, 2016 and reclassified its debt issuance costs to a reduction of the debt balances, accordingly. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. For non-public entities, the guidance in this ASU is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or an annual reporting period. The Company prospectively adopted this ASU as of January 1, 2017. Prior period amounts were not retrospectively adjusted, and the adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The new standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU No. 2016-02 is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU No. 2016-02 may have on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (“ASU No. 2016-09”), which amends ASC Topic 718, Compensation-Stock Compensation. ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2016-09 effective January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial statements. Upon adoption, the Company elected to account for forfeitures as they occur. The Company did not have any excess tax benefits associated with stock option exercises and therefore there was no deferred tax asset recorded upon adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-15 will have on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU No. 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s financial position, results of operations or cash flows.

The remainder of the Company’s significant accounting policies are described in the Prospectus.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,670)	$(6,136)	$(14,973)	$(18,288)
Accretion of convertible preferred stock	(17)	(17)	(52)	(52)
Net loss attributable to common stockholders	$(4,687)	$(6,153)	$(15,025)	$(18,340)
Denominator:
Weighted-average common shares—basic and diluted	1,343,429	1,341,385	1,342,898	1,338,539
Net loss per share attributable to common stockholders—basic and diluted	$(3.49)	$(4.59)	$(11.19)	$(13.70)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	For the Three and Nine Months Ended
	September 30,
	2017	2016
Series A convertible preferred stock	4,400,410	4,400,410
Series B convertible preferred stock	4,753,536	4,753,536
Series C convertible preferred stock	4,791,563	4,791,563
Warrants	43,265	41,005
Stock options	1,528,370	1,348,849
Total	15,517,144	15,335,363

4. Investments

The Company did not have any investments as of September 30, 2017.

The following table summarizes the Company’s investments as of December 31, 2016 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. treasury securities	$13,258	$3	$(2)	$13,259
U.S. corporate debt securities	7,397	—	(3)	7,394
Foreign corporate debt securities	2,852	—	—	2,852
Total available-for-sale securities	$23,507	$3	$(5)	$23,505

The aggregate fair value of investments with unrealized losses was approximately $16.5 million at December 31, 2016. At December 31, 2016, 10 investments were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$32,935	$32,935	$—	$—
Total assets	$32,935	$32,935	$—	$—
Liabilities:
Warrants for the purchase of shares subject to redemption	$460	$—	$—	$460
Total liabilities	$460	$—	$—	$460

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,302	$24,302	$—	$—
Investments:
U.S. treasury securities	13,259	13,259	—	—
U.S. corporate debt securities	7,394	—	7,394	—
Foreign corporate debt securities	2,852	—	2,852	—
Total assets	$47,807	$37,561	$10,246	$—
Liabilities:
Warrants for the purchase of shares subject to redemption	$267	$—	$—	$267
Total liabilities	$267	$—	$—	$267

At September 30, 2017 and December 31, 2016, all of the Company’s cash equivalents were comprised of money market funds.

At December 31, 2016, items classified as Level 2 within the valuation hierarchy consist of U.S. and foreign corporate debt securities. The Company estimates the fair values of these investments by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company had no items classified as Level 2 at September 30, 2017.

At September 30, 2017 and December 31, 2016, the Company’s warrants for the purchase of shares subject to redemption were the only financial instruments classified as Level 3.

There were no changes to the valuation methods or transfers between fair value measurement levels during the nine months ended September 30, 2017 and the year ended December 31, 2016. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their carrying values. The Company believes the terms of the loan payable reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

Warrants to Purchase Shares Subject to Redemption

In connection with entering into a Loan and Security Agreement (“Loan Agreement”) in August 2014 (Note 7), the Company issued a warrant for the purchase of 71,428 shares of Series A preferred stock (“Series A Warrant”) when the Loan Agreement was executed. The warrant became exercisable for an additional 71,428 shares of Series A Preferred Stock in connection with the advances under the Loan Agreement. The Company amended the Loan Agreement in May 2016. In connection with the advances under the amended Loan Agreement, the Company issued a warrant for the purchase of up to 37,736 shares of Series C preferred stock (“Series C Warrant”, together with the Series A Warrant, the “Warrants”). The estimated fair value of the Warrants was determined using the Black- Scholes option-pricing model. A significant input to the fair value of the warrants is the fair value of the Series A Preferred Stock and the C Preferred Stock which was determined based upon the Company’s common stock valuations. The fair value of the Warrants is remeasured at each reporting date using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive loss. As of September 30, 2017 and December 31, 2016, the Warrants were valued at $0.5 million and $0.3 million, respectively. The following assumptions were used in valuing the Warrants:

	September 30,	December 31,
	2017	2016
Risk-free interest rate	2.1%-2.2%	2.3%-2.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.9-8.6	7.6-9.3
Expected volatility	84%-87%	90%

The following table sets forth a summary of changes in the fair value of the Warrants, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands, except share data):

Balance at December 31, 2016	$267
Change in fair value of Warrants included in other income (expense)	193
Balance at September 30, 2017	$460

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company did not elect to measure any financial instruments or other items at fair value.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Payroll and employee-related expenses	$929	$914
Professional fees	290	172
Third-party research and development expenses	207	413
IPO-related services	681	—
Loan interest	40	28
Other	12	83
Total accrued expenses	$2,159	$1,610

7. Loan and Security Agreement

In August 2014, the Company entered into a Loan Agreement with Silicon Valley Bank (“SVB”) and borrowed $7.0 million under the loan.

In May 2016, the Loan Agreement was amended (“Amended Loan Agreement”) to borrow up to $10.0 million with a portion of the proceeds to be used to pay down the outstanding balance of the original $7.0 million of advances. At the time of the Amended Loan Agreement, SVB advanced a gross amount of $7.5 million to the Company. Net proceeds received by the Company were $1.6 million after deducting $5.3 million for repayment of the original advances and $0.6 million for final interest due upon maturity or prepayment of the original advances. The Amended Loan Agreement was accounted for as a debt modification pursuant to ASC 450-70, Modifications or Extinguishments. In December 2016, upon the achievement of certain milestones, SVB advanced the remaining $2.5 million available under the Amended Loan Agreement.

The borrowings are secured by a lien on all Company assets, excluding intellectual property. The May 2016 and December 2016 advances have a floating per annum interest rate of the greater of 4.0% or 0.5% above the prime rate. The interest rate on the borrowings at December 31, 2016 and September 30, 2017 was 4.25% and 4.75%, respectively. Beginning in May 2016, payments were interest only for a period of 12 months. In December 2016, the interest only period was extended to 18 months. Upon the expiration of the interest only period, amounts borrowed will be repaid over 30 equal monthly payments of principal and interest. At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended Loan Agreement. The Company is also required to make a final payment equal to 8.25% of the total borrowings which is due on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended Loan Agreement or at the time of prepayment. The final payment is being accreted to interest expense through the maturity date of the loan.

The Company issued the Series A Warrant to SVB to purchase 71,428 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at $0.98 per share upon executing the Loan Agreement. The warrant became exercisable for an additional 71,428 shares of Series A Preferred Stock at $0.98 per share in connection with the advances under the loan agreement.  The Series A Warrant expires on August 17, 2024. Under the terms of the Amended Loan Agreement, the Company issued a Series C Warrant to SVB to purchase a number of shares of Series C convertible preferred stock (“Series C Preferred Stock”) at $2.65 per share equal to 1.0% of each loan advance amount. At September 30, 2017 and December 2016, the Series C Warrant was exercisable for 37,736 and  shares of Series C Preferred Stock at $2.65 per share. The Series C Warrant expires on May 1, 2026.

The Company recorded the fair value of the Warrants at issuance as a reduction to the loan payable balance. The discount is being accreted to interest expense over the period that the loan will be outstanding. The offsetting credit was recorded as warrants to purchase shares subject to redemption in the long-term liabilities section on the consolidated balance sheets. The fair value of the Warrants is remeasured at each reporting period and changes in fair value are recognized in other income (expense) in the statement of operations.

The Amended Loan Agreement contains negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the Amended Loan Agreement. The obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on scheduled principal payments.

The Loan Agreement requires the Company to maintain a balance of cash and cash equivalents in the Company’s operating, depository and securities accounts in an amount not less than 125% of the outstanding debt balance so long as the Company maintains a cash balance in the Security Corporation. At September 30, 2017 and December 31, 2016, the Company was required to have and had a balance of not less than $12.5 million in the Company’s operating account.

The Company evaluated the Loan Agreement and Amended Loan Agreement for embedded features that require bifurcation, noting that the contingent interest feature and the incremental interest upon an event of default were required to be bifurcated, but were concluded to be de minimus in value at inception and at September 30, 2017 and December 31, 2016.

8. Convertible Preferred Stock

As discussed in Note 1, the Company’s preferred stock converted into 13,945,509 shares of common stock upon the IPO.  Prior to conversion, the Company’s preferred stock had the following rights and preferences:

Conversion

The Preferred Stock is convertible into common stock at any time at the option of the holder, initially on a 1-for-0.2396 basis, and is subject to mandatory conversion upon (1) the closing of a firm commitment underwritten public offering with proceeds of at least $50.0 million or (2) upon the written notice from the holders of at least 60% of the then-outstanding shares of Preferred Stock, voting together as a single class on an as converted basis and at least a majority of the then outstanding shares of the Series C Preferred Stock, voting as a separate class, at the original issue price per share plus any declared but unpaid dividends.

Voting

The holders of the Preferred Stock have voting rights equivalent to the number of shares of common stock into which their shares convert.

Dividends

Holders of Series C Preferred Stock are entitled to receive, before any cash is paid out or set aside for any other class or series of capital stock, dividends at 8% of the Series C Preferred Stock issuance price, subject to adjustment for any stock dividend, stock split, or other similar recapitalization affecting such class or series of capital stock. The dividends are non-cumulative, and are payable only when and if declared by the Board of Directors of the Company.

Holders of shares of Series A Preferred Stock and Series B Preferred Stock are then entitled to receive, before or simultaneously with common stockholders, a dividend at least equal to the amount of dividends per share received by the common stockholders. No dividends have been declared since the Company’s inception.

Liquidation Preference

Upon a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A, Series B and Series C Preferred Stock are entitled to receive an amount equal to $0.98 per share, $1.26 per share and $2.65 per share, respectively, plus declared but unpaid dividends. Holders of Series C Preferred Stock are entitled to receive payment prior to holders of Series B Preferred Stock, and holders of Series B Preferred Stock prior to holders of Series A Preferred Stock. After the payment of all preferential amounts required to be paid upon liquidation to the holders of the Preferred Stock, holders of the Preferred Stock will also share in the remaining assets with holders of the common stock on a pro-rata basis, assuming conversion into common stock. However, the aggregate amount paid to the holders of Series A, Series B and Series C Preferred Stock shall not exceed the greater of $1.96 per share, $2.52 per share and $5.30 per share, respectively, and the amount such holder would have received if all shares of Series A, Series B and Series C Preferred Stock had been converted into common stock immediately prior to liquidation. If the assets available for distribution are insufficient to pay the holders the full amount to which they are entitled, the holders of Series C Preferred Stock (and subsequently the holders of Series B and Series A Preferred Stock, as applicable) will share ratably in any distribution of the assets available in proportion to the amounts that would otherwise be payable.

Redemption

The Company shall redeem the outstanding shares of Preferred Stock in three annual installments at any time on or after November 25, 2020 upon the written notice from the holders of at least 60% of the then-outstanding shares of Preferred Stock, voting together as a single class on an as converted basis and at least a majority of the then outstanding shares of Series C Preferred Stock, voting as a separate class, at the original issue price per share plus any declared but unpaid dividends.

The Company’s Preferred Stock has been classified as temporary equity on the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities as the Preferred Stock is redeemable at a determinable price on a fixed date or upon the occurrence of a deemed liquidation event. The Preferred Stock is being accreted to its redemption value through the earliest redemption date.

9. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
Series A convertible preferred stock	4,400,410	4,400,410
Series B convertible preferred stock	4,753,536	4,753,536
Series C convertible preferred stock	4,791,563	4,791,563
Warrants	43,265	43,265
Stock options	2,122,404	2,130,560
Total	16,111,178	16,119,334

10. Stock Incentive Plan

In September 2011, the Company adopted the 2011 Stock Incentive Plan (“2011 Plan”). All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2011 Plan. The 2011 Plan provides for the grant of awards for 2,293,272 shares of common stock. As of September 30, 2017 and December 31, 2016, 594,034 and 778,074 shares of common stock were available for future grant under the 2011 Plan, respectively.

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”).  Upon the adoption of the 2017 Plan, no further grants will be made under the 2011 Plan.  The 2017 Plan initially provides for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.

All stock option grants are nonstatutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the Board of Directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Vesting periods are generally four years and are determined by the Board of Directors or a delegated subcommittee. Stock options become exercisable as they vest. Options granted under both the 2011 Plan and 2017 Plan expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$30	$18	$87	$46
General and administrative	69	49	208	120
Total	$99	$67	$295	$166

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.9%-2.0%	1.3%-1.5%	1.9%-2.0%	1.3%-2.4%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.9-6.3	5.6-6.0	5.6-6.3	5.4-10.0
Expected volatility	82%	77%-82%	82%-87%	77%-96%

A summary of the stock option activity under the 2011 Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,348,845	1.29	8.6	$3,642
Granted	201,997	5.25
Exercised	(8,105)	0.67
Cancelled	(14,367)	1.93
Outstanding at September 30, 2017	1,528,370	$1.83	8.1	$11,819
Exercisable at September 30, 2017	732,390	$1.22	7.5	$6,110
Vested and expected to vest at September 30, 2017	1,528,370	$1.83	8.1	$11,819

As of September 30, 2017 and December 31, 2016, total unrecognized stock-based compensation expense relating to unvested stock options was $1.2 million and $0.8 million, respectively. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Performance-based awards

The Company granted 101,820 stock options to members of its Board of Directors on September 26, 2017, which contain performance-based vesting criteria. Vesting of these options is contingent on a successful IPO within one year of the grant date. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that the successful completion of an IPO was not deemed probable of achievement during the three and nine months ended September 30, 2017, and accordingly did not recognize stock-based compensation expense for these options during these periods.

11. Related Party Transactions

From September 2015 to September 2017, the Company received consulting and management services from one of its investors, Third Rock Ventures LLP (“Third Rock Ventures”). The Company paid Third Rock Ventures $2,000 and $69,000 for these services during the nine months ended September 30, 2017 and 2016, respectively. No amounts were payable to Third Rock Ventures at September 30, 2017 and December 31, 2016.

12. Commitments and Contingencies

In August 2011 and October 2013, the Company and an independent third party entered into operating leases for approximately 6,055 square feet of office space in Newton, MA (“Newton Lease”) and approximately 3,170 square feet of laboratory space in Natick, MA, respectively.  In October 2016, the Newton lease was amended to extend the term one year to May 2018 and, effective June 1, 2017 removed the independent third party from the lease and all related obligations of the lease.  In August 2017, the Newton lease was amended again to extend the lease term another year to May 2019.  Base rent for this space is approximately $0.3 million annually. The lease for the laboratory space in Natick, MA expired in October 2017 and the lease was not renewed by the Company.

In August 2016, the Company entered into an operating lease for approximately 3,890 square feet of laboratory space in Sudbury, MA. This lease was to expire in August 2017. In February 2017, the Company amended this lease to extend the term to February 2019 and increase the amount of rentable space to approximately 5,133 square feet, with an option to lease another 2,029 square feet. Base rent for this space is approximately $0.1 million annually.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC on November 2, 2017, or the Prospectus.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a late-stage clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease. Our lead product candidate, ALLN-177, is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, CKD and other serious kidney diseases. There are currently no approved therapies for the treatment of hyperoxaluria. We have conducted a robust clinical development program of ALLN-177, including three Phase 2 clinical trials, and we expect to initiate the first of two planned pivotal Phase 3 clinical trials for ALLN-177 in the first quarter of 2018, with topline data anticipated in the second half of 2019.

On November 6, 2017, we completed our IPO, in which we issued and sold 5,333,333 shares of our common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased 16,969 shares of our common stock, for aggregate gross proceeds of $0.2 million.  As a result of the IPO, we received approximately $66.6 million in net proceeds after deducting $8.3 million of underwriting discounts and commissions and offering costs.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, ALLN-177. We do not have any products approved for sale and have not generated any revenue to date. As of September 30, 2017, we had cash and cash equivalents totaling $33.9 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $4.7 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $15.0 million and $18.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $75.3 million. We anticipate that our expenses will increase significantly as we:

•	conduct future clinical trials of our lead product candidate, ALLN-177;
•

manufacture additional material for our planned pivotal Phase 3 clinical program, planned Phase 2 clinical basket trial and potential future clinical studies we might conduct for our product candidates;

•	scale up our manufacturing process for ALLN-177 to prepare for the filing of a potential biologics license application, or BLA, and commercialization if our clinical development program is successful;
•	advance the development of our second product candidate, ALLN-346;

•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•

establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, technical, operational, and financial personnel, to execute our business plan; and
•

add clinical, scientific, operational, financial and management information systems to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, commencing upon the closing of our IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we may seek to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or any other source and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for ALLN-177 or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;
•	costs incurred under agreements with third parties, including CROs, that conduct research and development, preclinical studies and clinical trials on our behalf;
•	costs related to production of preclinical and clinical materials, including fees paid to CMOs;
•	consulting, licensing and professional fees related to research and development activities;
•	costs of purchasing laboratory supplies and non-capital equipment used in our preclinical activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as clinical site activations, patient enrollment, or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and may be reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following summarizes our most advanced current research and development programs:

•	ALLN-177 is our lead product candidate which we are developing for the treatment of hyperoxaluria. Substantially all of our research and development costs to date have been used to fund this program.
•	ALLN-346 is our second product candidate which we are developing for patients with hyperuricemia and CKD. We began incurring external research and development costs for this program in 2016.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs and other internal costs to specific product candidates or development programs.

The following table summarizes our research and development expenses by program (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
ALLN-177 external costs	$1,485	$4,174	$6,653	$12,753
ALLN-346 external costs	208	46	331	46
Employee compensation and benefits	1,019	867	3,100	2,061
Other	237	176	674	428
Total research and development expenses	$2,949	$5,263	$10,758	$15,288

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $46.3 million of external research and development costs for ALLN-177. We expect that our research and development costs will continue to increase for the foreseeable future as we initiate additional clinical trials of ALLN-177, scale our manufacturing processes and advance development of ALLN-346.

The successful development of ALLN-177, ALLN-346 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful enrollment in, and completion of, clinical trials for ALLN-177;
•	successful data from our clinical program of ALLN-177 that supports an acceptable benefit-risk profile of ALLN-177 in the intended populations;
•	establishing an appropriate safety profile for ALLN-346 and any potential future product candidate with studies to enable the filing of an investigational new drug application;
•	approval of INDs for ALLN-346 and any potential future product candidate to commence planned or future clinical trials;
•	significant and changing government regulation and regulatory guidance;
•	timing and receipt of marketing approvals from applicable regulatory authorities;
•	making arrangements with CMOs for third-party commercial manufacturing of our product candidates;
•	obtaining and maintaining patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product, if and when approved, by patients, the medical community and third-party payors; and
•	maintenance of a continued acceptable safety profile of the drugs following approval.

A change in the outcome of any of these variables with respect to the development, manufacture or commercialization enabling activities of any of our product candidates could mean a significant change in the costs, timing and viability associated with the development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and professional fees for accounting, auditing, tax and consulting services.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest expense incurred on our credit facility, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under the credit facility and debt issuance costs, and interest income earned on our cash, cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net, primarily consists of non-cash changes in the fair value of warrants issued in connection with our credit facility.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing in the Prospectus, we believe our most critical accounting policies used in the preparation of our financial statements requiring the most significant judgments and estimates are those relating to accrued research and development expenses, stock-based compensation and warrant valuation.  The accounting policies and the related judgments and estimates are described in the Prospectus.

Results of Operations

Comparison of the three months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		Dollar
	2017	2016	Change
Operating expenses:
Research and development	$2,949	$5,263	$(2,314)
General and administrative	1,413	839	574
Total operating expenses	4,362	6,102	(1,740)
Loss from operations	(4,362)	(6,102)	1,740
Other income (expense):
Interest income (expense), net	(146)	(42)	(104)
Other income (expense), net	(162)	8	(170)
Other income (expense), net	(308)	(34)	(274)
Net loss	$(4,670)	$(6,136)	$1,466

Research and Development Expense

Research and development expense decreased by $2.3 from $5.3 million for the three months ended September 30, 2016 to $2.9 million for the three months ended September 30, 2017. The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		Dollar
	2017	2016	Change
Clinical development external costs	$458	$2,331	$(1,873)
Manufacturing external costs	543	1,468	(925)
Employee compensation and benefits	1,019	867	152
Other	929	597	332
Total research and development expenses	$2,949	$5,263	$(2,314)

The decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $1.9 million from $2.3 million for the three months ended September 30, 2016 to $0.5 million for the three months ended September 30, 2017:
•

Costs for Study 713, our Phase 2 clinical trial for ALLN-177, decreased by $1.1 million from $1.2 million for the three months ended September 30, 2016 to $0.1 million for the three months ended September 30, 2017.  Study 713 was actively enrolling subjects during the three months ended September 30, 2016.  We completed enrollment for Study 713 in early 2017.  Costs incurred during the three months ended September 30, 2017 consisted of closeout and pass through costs; and

•

Costs for Study 649, another Phase 2 clinical trial for ALLN-177, for the three months ended September 30, 2016 were $0.7 million, primarily related to closeout costs and investigator payments.  We did not incur any expense related to Study 649 for the three months ended September 30, 2017.

•

Our manufacturing external costs decreased by $0.9 million from $1.5 million for the three months ended September 30, 2016 to $0.6 million for the three months ended September 30, 2017.  Included in manufacturing costs for the three months ended September 30, 2016 was $0.6 million of costs incurred at our CMO to modify existing equipment and $0.3 million of costs for the production of an engineering batch of drug substance.  We incurred no similar costs during the three months ended September 30, 2017.

•	Our employee compensation and benefits costs increased by $0.2 million for the three months ended September 30, 2017, primarily due to an increase in employee salaries, wages and benefit costs.
•

Other costs increased by $0.3 million from $0.6 million for the three months ended September 30, 2016 to $0.9 million for the three months ended September 30, 2017. We had $0.2 million of external costs for our ALLN-346 product candidate for the three months ended September 30, 2017, with no comparable costs for the three months ended September 30, 2016. We also incurred $0.2 million of regulatory costs for the three months ended September 30, 2017 compared to $50,000 for the three months ended September 30, 2016.  The increased regulatory costs were associated with activities related to foreign regulatory agencies, for which we did not have similar costs for the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expense increased by $0.6 million from $0.8 million for three months ended September 30, 2016 to $1.4 million for the three months ended September 30, 2017. The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		Dollar
	2017	2016	Change
Employee compensation and benefits	$623	$529	$94
Consulting and professional services	525	95	430
Market research and commercialization planning	108	74	34
Other	157	141	16
Total general and administrative expenses	$1,413	$839	$574

The increase in general and administrative expense was primarily attributable to the following:

•

Our consulting and professional services costs increased by $0.4 million. The increase was primarily related to increased legal costs for general corporate purposes and intellectual property legal costs associated with ALLN-346 ; and

•	Our employee compensation and benefits costs increased by $0.1 million for the three months ended September 30, 2017, primarily due an increase in employee salaries, wages and benefit costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense charged on our outstanding debt, and amortization of our debt discount related to the fair value of the warrants. Our net expense increased $0.1 million from $(42,000) for the three months ended September 30, 2016 to $(146,000) for the three months ended September 30, 2017. The increase in net expense was attributable to the amortization of interest costs associated with the refinancing of our credit facility in May 2016 and a decrease in interest income during the period due to a decrease in average cash, cash equivalents and interest balances.

Other Income (Expense), net

Other income (expense), net consists primarily of non-cash changes in the fair value of the warrants issued in connection with our credit facility. Other expense for the three months ended September 30, 2017 represents the change in the fair value of the warrants from June 30, 2017.  Other income for the three months ended September 30, 2016 is comprised of a change of $2,000 in the fair value of the warrants from June 30, 2016 and other income of $6,000.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,		Dollar
	2017	2016	Change
Operating expenses:
Research and development	$10,758	$15,288	$(4,530)
General and administrative	3,621	2,896	725
Total operating expenses	14,379	18,184	(3,805)
Loss from operations	(14,379)	(18,184)	3,805
Other income (expense):
Interest income (expense), net	(401)	(113)	(288)
Other income (expense), net	(193)	9	(202)
Other income (expense), net	(594)	(104)	(490)
Net loss	$(14,973)	$(18,288)	$3,315

Research and Development Expenses

Research and development expense decreased by $4.5 million from $15.3 million for the nine months ended September 30, 2016 to $10.8 million for the nine months ended September 30, 2017. The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,		Dollar
	2017	2016	Change
Clinical development external costs	$2,940	$5,303	$(2,363)
Manufacturing external costs	2,372	6,174	(3,802)
Employee compensation and benefits	3,100	2,061	1,039
Other	2,346	1,750	596
Total research and development expenses	$10,758	$15,288	$(4,530)

The decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $2.4 million from $5.3 million for the nine months ended September 30, 2016 to $2.9 million for the nine months ended September 30, 2017.
•

Study 649 expense decreased by $1.7 million from $1.9 million for the nine months ended September 30, 2016 to $0.2 million for the nine months ended September 30, 2017. We enrolled our first subject into the trial in September 2015, and completed enrollment in June 2016.  The majority of enrollment and CRO expenses were incurred during the nine months ending September 30, 2016.

•

Study 713 expense decreased by $0.5 million from $2.1 million for the nine months ended September 30, 2016 to $1.6 million for the nine months ended September 30, 2017.  We enrolled our first subject into this trial in December, 2015 and completed enrollment in early 2017.  We incurred significant enrollment, CRO, and associated site costs during the nine months ended September 30, 2016, and incurred expenses related to the completion of this trial, finalization of the database, analysis of the data, and closeout of the trial during the nine months ended September 30, 2017.

•

We incurred costs of $0.3 million during the nine months ended September 30, 2017 as we conducted and completed a prospective controlled clinical trial (Study 204) in subjects with secondary hyperoxaluria. We initiated this study during the second half of 2016 and incurred $0.1 million of costs relating to Study 204 during the nine months ended September 30, 2016.

•	Our manufacturing external costs decreased by $3.8 million from $6.2 million for the nine months ended September 30, 2016 to $2.4 million for the nine months ended September 30, 2017.
•

We entered into a contract manufacturing agreement with a new CMO for the manufacturing of our ALLN-177 drug substance in June 2015. We incurred significant costs setting up the new CMO in the second half of 2015 and the duration of 2016. Costs incurred at this CMO were $0.2 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively;

•

During the nine months ended September 30, 2016, we purchased consumables and raw materials to supply our planned pre-engineering, engineering and clinical batches. These consumables and raw materials were expensed at the time of purchase. Our costs for consumables and raw materials were $0.5 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively; and

•

During the nine months ended September 30, 2016, we conducted considerable process development and manufactured several pre-engineering and engineering batches of product for ALLN-177 as we scaled our manufacturing process and manufactured material for our clinical trials. Costs associated with these activities were $1.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we conducted less process development and batch production consisted only of engineering batches. Costs associated with these activities were $0.4 million for the nine months ended September 30, 2017.

•

Our employee compensation and benefits costs increased by $1.0 million for the nine months ended September 30, 2017. The increase is primarily due to an overall increase in research and development headcount. We had 19 employees in research and development at September 30, 2017 compared to 17 employees in research and development at September 30, 2016. Further, of the 17 employees in research and development at September 30, 2016, eight were hired during the nine months ended September 30, 2016 but were employed during the entire nine month period ended September 30, 2017.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of ALLN-177, scale our manufacturing processes for ALLN-177 and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $0.7 million from $2.9 million for the nine months ended September 30, 2016 to $3.6 million for the nine months ended September 30, 2017. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,		Dollar
	2017	2016	Change
Employee compensation and benefits	$1,832	$1,352	$480
Consulting and professional services	967	564	403
Market research and commercialization planning	379	519	(140)
Other	443	461	(18)
Total general and administrative expenses	$3,621	$2,896	$725

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.5 million. The increase is primarily due to the addition of three new employees in the second quarter of the year ended December 31, 2016, including our Chief Financial Officer, who were employed for the full nine months ended September 30, 2017. Our stock-based compensation also increased $88,000 from $120,000 for the nine months ended September 30, 2016 to $208,000 for the nine months ended September 30, 2017;

•

Our consulting and professional services costs increased by $0.4 million. The increase was primarily related to increased legal costs for general corporate purposes and intellectual property legal costs associated with ALLN-346 ; and

•

Our market research and commercialization planning costs decreased by $140,000, partially offsetting the increase in our employee-compensation and benefits-related costs and our consulting and professional services costs during the nine months ended September 30, 2017. During the nine months ended June 30, 2016, we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income (Expense), net

Our interest income (expense), net increased $(0.3) million from $(0.1) million for the nine months ended September 30, 2016 to $(0.4) million for the nine months ended September 30, 2017. The increase in net expense was attributable to the amortization of interest costs associated with the refinancing of our credit facility in May 2016 as well as a decrease in interest income during the period due to a decrease in average cash, cash equivalents and interest balances.

Other Income (Expense), net

Other income (expense), net consists primarily of non-cash changes in the fair value of warrants issued in connection with our credit facility. Other expense for the nine months ended September 30, 2017 represents the change in the fair value of the warrants from December 31, 2016.  Other income for the nine months ended September 30, 2016 is comprised of other income of $10,000, partially offset by a change of $1,000 in the fair value of the warrants from December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2017 through gross proceeds of $96.0 million from sales of our convertible preferred stock and borrowings of $10.0 million under our credit facility with SVB. The following table provides information regarding our total cash, cash equivalents and short term investments September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$33,874	$25,250
Short term investments	—	23,505
Total cash, cash equivalents and short term investments	$33,874	$48,755

On November 6, 2017, we completed our IPO, in which we issued and sold 5,333,333 shares of our common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased 16,969 shares of our common stock, for aggregate gross proceeds of $0.2 million.  As a result of the IPO, we received approximately $66.6 million in net proceeds after deducting $8.3 million of underwriting discounts and commissions and offering costs.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Net cash used in operations	$(14,228)	$(17,596)
Net cash provided by (used in) investing activities	23,418	(29,754)
Net cash (used in) provided by financing activities	(566)	895
Net increase (decrease) in cash and cash equivalents	$8,624	$(46,455)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2017 compared to $17.6 million for the nine months ended September 30, 2016. The decrease in cash used in operating activities of $3.4 million was attributable to:

•	a decrease in net loss of $3.3 million;

•

an increase in non-cash items of $0.5 million resulting primarily from increases in stock-based compensation expense,  non-cash interest expense, amortization of premium on investments and the change in the fair value of the warrant liability; and

•	a decrease of $0.4 million in changes in the components of working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $23.4 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $29.8 million for the nine months ended September 30, 2016. The increase in cash flows from investing activities of $53.2 million was attributable to a decrease in purchases of short term investments of $48.0 million and an increase in maturities of short-term investments of $5.2 million, as we converted short-term investments to cash and cash equivalents to fund our operations.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $0.9 million for the nine months ended September 30, 2016. The net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of $0.6 million for payments of IPO costs.  The net cash provided by financing activities for the nine months ended September 30, 2016 of $0.9 million was attributable to our net proceeds from the refinancing of our loan payable. We received $7.5 million of advances under our amended credit facility and we repaid the $6.3 million outstanding balance and certain interest and debt issuance costs under the original credit facility. There were no advances received or principal payments made on our credit facility during the nine months ended September 30, 2017.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later stage clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our cash and cash equivalents as of September 30, 2017, along with the net proceeds received from our IPO, will enable us to fund our operating plan into 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of ALLN-177;
•

the costs of manufacturing additional material for our planned pivotal Phase 3 clinical program, planned Phase 2 basket clinical trial and potential future clinical studies we might conduct for ALLN-177;

•	the costs of scaling up our manufacturing process for ALLN-177 to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. With the exception of our credit facility, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2017 and 2016.

Item 4.	Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Drug Development, Regulatory Approval and Commercialization

We are heavily dependent on the regulatory approval of ALLN-177 in the United States and Europe, and subsequent commercial success of ALLN-177, both of which may never occur.

We are a late-stage clinical biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the regulatory approval and commercial success of ALLN-177 in one or more of the indications for which we seek approval. Our ability to generate revenues in the near term will depend on our ability to obtain regulatory approval and successfully commercialize ALLN-177 on our own in the United States, the first country in which we intend to make ALLN-177 available for sale, if approved. We may experience delays in obtaining regulatory approval in the United States for ALLN-177, if it is approved at all, and our stock price may be negatively impacted. Even if we receive regulatory approval, the timing of the commercial launch of ALLN-177 in the United States is dependent upon a number of factors, including, but not limited to, hiring sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of marketing and distribution infrastructure.

In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the approval of ALLN-177 in the United States, Europe and elsewhere. We plan to devote a substantial portion of our effort and financial resources in order to continue to grow our operational capabilities. This represents a significant investment in the clinical and regulatory success of ALLN-177, which is uncertain. The success of ALLN-177, if approved, and revenue from commercial sales, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of ALLN-177;
•	acceptance by patients, the medical community and third-party payors;
•	our success in educating physicians and patients about the benefits, administration and use of ALLN-177;
•	the incidence and prevalence of enteric hyperoxaluria in those markets in which ALLN-177 is approved;
•	the prevalence and severity of side effects, if any, experienced by patients treated with ALLN-177;
•

the availability, perceived advantages, cost, safety and efficacy of alternative treatments, including potential alternate treatments that may currently be available or in development or may later be available or in development or regulatory approval of a generic or biosimilar version of oxalate decarboxylase, the active enzyme in ALLN-177;

•	successful implementation of our manufacturing processes that are included in our new biologics license application, or BLA, and production of sufficient quantities of commercial drug product;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, good laboratory practices, or GLP, and good clinical practices, or GCPs; and
•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

We may also fail in our efforts to develop and commercialize future product candidates, including ALLN-346 for patients with hyperuricemia and chronic kidney disease, or CKD. If this were to occur, we would continue to be heavily dependent on the regulatory approval and successful commercialization of ALLN-177, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital, could be impaired.

Results of earlier studies may not be predictive of future clinical trial results, and planned studies may not establish an adequate safety or efficacy profile for ALLN-177 and other product candidates that we may pursue to justify proceeding to an application for regulatory approval or be worthy of regulatory approval if such an application is made.

The results of preclinical studies and clinical trials of ALLN-177 conducted to date and future studies and trials of other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Data, our interpretation of data and results from our Phase 2 clinical trials of ALLN-177 in adults with enteric hyperoxaluria do not ensure that we will achieve similar results in a pivotal Phase 3 clinical trial in enteric hyperoxaluria or in clinical trials of ALLN-177 in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly with the first clinical trials to be conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of ALLN-177 in a number of ways. Prior to obtaining approval for ALLN-177, we expect that the results of our registration trials will have to demonstrate statistically significant improvement in the pre-specified primary endpoint in the applicable registration trial. To date, two of our Phase 2 clinical trials of ALLN-177 (Study 713 and Study 649) have not demonstrated statistically significant results in the pre-specified primary endpoints. Our later-stage clinical trials will differ in significant ways from our Phase 2 clinical trials of ALLN-177, which may cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. These differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. We are still finalizing the design of our planned pivotal Phase 3 clinical program for ALLN-177, including the primary and secondary endpoints and statistical analysis plan for these trials.

Product candidates in Phase 3 clinical trials, such as ALLN-177 in our planned pivotal Phase 3 clinical program, may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends toward efficacy. Some of the data we present on the use of ALLN-177 for the treatment of enteric hyperoxaluria is drawn from post-hoc analyses. While we believe these data are useful in informing the design of future clinical trials for ALLN-177, these analyses involve the inherent bias of post-hoc rendering of data and choice of analytical methods. Further, while Study 713 was the largest randomized, controlled trial ever conducted in hyperoxaluria, only 18 subjects with enteric hyperoxaluria, the proposed indication for our planned pivotal Phase 3 program, enrolled in the trial. Thus, we have limited data on the activity of ALLN-177 in the target population for our planned Phase 3 clinical program.

We believe 24 hour urinary oxalate excretion is an appropriate metric of the therapeutic effect of ALLN-177 because 24 hour urinary oxalate excretion is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, based on published scientific literature and data generated in our own clinical trials, daily urinary oxalate excretion is a biomarker that demonstrates significant variability between patients and day-to-day for the same patient. This variability in 24 hour urinary oxalate excretion, especially in enteric hyperoxaluria patients, can be attributed to changes in diet, metabolic activity, hydration status or other factors. It can also be attributed to the manner in which these measurements are taken. In our completed Phase 2 clinical trials, we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Following our completed Phase 2 clinical trials, we conducted a post-hoc review of these collection procedures. Although we are not aware of any case where the data reported in our prior clinical trials was inaccurate, due to the variability inherent in these data collection techniques, we cannot assure you that in all cases the data reported in our clinical trials accurately reflect the actual biochemical responses experienced by patients in these trials. We believe a time-weighted average of daily urinary oxalate excretion mitigates the risks of inherent variability, dietary change and sample handling associated with the testing of each individual 24 hour urine specimen, but no assurance can be given that any such variability will be fully addressed by this approach.

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the U.S. Food and Drug Administration, or FDA, and comparable foreign regulators to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for ALLN-177 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

We have not yet finalized the design of our pivotal Phase 3 clinical program for ALLN-177, including the primary and secondary endpoints and the statistical analyses for these planned Phase 3 clinical trials. The FDA and comparable foreign regulators may not agree with our proposed Phase 3 clinical program, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit a BLA and comparable foreign applications for this product candidate.

We are in discussions with the FDA to finalize the design of our pivotal Phase 3 program for ALLN-177 in adult patients with enteric hyperoxaluria, including the primary and secondary endpoints and the statistical analyses for these planned Phase 3 clinical trials. There can be no assurance that we will reach agreement with the FDA on our Phase 3 clinical program as currently proposed. For example, we have proposed as a primary endpoint the proportion of patients with ≥ 20% reduction in time-weighted average, or TWA, 24 hour urinary oxalate, or UOx, excretion from baseline. The FDA has advised us that it may be willing to accept a substantial change in 24 hour UOx excretion as a surrogate endpoint in patients with secondary hyperoxaluria, especially patients with enteric hyperoxaluria, a prior history of kidney stones and very high baseline levels of UOx excretion, most likely as the basis for an accelerated approval. However, the FDA has also advised us that we have not yet provided sufficient data regarding the magnitude of effect on UOx excretion necessary to support its use as a primary endpoint for these clinical trials. We are currently assembling and analyzing available data from third-party clinical databases in order to develop a quantitative predictive model that further substantiates the relationship between the change in 24 hour UOx excretion and the change in specific outcomes of interest (e.g., stone formation) in the target hyperoxaluric patient populations. If the FDA agrees to accept a change in TWA 24 hour UOx excretion as the primary endpoint for our pivotal Phase 3 program under the accelerated approval pathway, we will be required to provide study data on longer term clinical follow up from trial patients, or conduct a separate clinical outcomes trial, to confirm the clinical benefit predicted by the biochemical therapeutic response demonstrated in our Phase 3 clinical trials. The FDA may require demonstration that we have initiated or made substantial progress in our clinical follow up of trial subjects, or any such clinical outcomes trial, prior to the submission of our BLA for accelerated approval of ALLN-177. If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for ALLN-177. Moreover, the FDA may require us to make other changes to our proposed design of our Phase 3 clinical program for ALLN-177, including expanding the number of patients and/or treatment period evaluated or running one or more additional clinical trials prior to the submission of a BLA. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

Similarly, our planned Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our planned Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our planned Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

We may attempt to secure approval from the FDA or comparable non-U.S. regulatory authorities through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, including ALLN-177. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint for our planned pivotal Phase 3 clinical program is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of hyperoxaluria, our ability to seek and obtain accelerated approval for ALLN-177 in the same or similar indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

There are no pharmacologic therapies approved to treat the underlying causes of hyperoxaluria. In addition, it should be noted that no therapeutic agents have previously been approved by the FDA on the basis of a biochemical measurement of 24 hour urinary oxalate excretion, endpoints used in our Phase 2 clinical program and expected for our planned pivotal Phase 3 clinical program. As a result, the design and conduct of clinical trials for the treatment of hyperoxaluria, and the underlying conditions and disorders that drive the metabolic disease, are subject to increased risk.

We have engaged in discussions with the FDA during our end of Phase 2 meeting, and subsequently, regarding the design of our planned pivotal Phase 3 clinical program for ALLN-177 in adult patients with enteric hyperoxaluria. While we have received initial feedback, we do not yet have definitive feedback from the FDA on the proposed primary endpoint of our planned pivotal Phase 3 clinical program, the measure of what is clinically meaningful in respect of this endpoint, secondary endpoints and the requisite data necessary to justify an approval. Furthermore, the FDA has discretion to reserve judgment on whether our endpoint and the results seen in our planned pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews our BLA several years from now.

Moreover, even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance, in either or both of the Phase 3 clinical trials that we believe will be necessary for approval. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the secondary efficacy endpoints in the trials. The FDA also could give overriding weight to other efficacy endpoints, even if we achieve statistically significant results on the primary endpoint, if we do not achieve statistically significant or clinically meaningful results on any of our secondary efficacy endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the EU and other countries may take similar positions.

The design and conduct of clinical trials is complex, particularly where there is not an established regulatory approval pathway for a given patient population, such as enteric hyperoxaluria, or a new mechanism of action is being tested, as this may result in unpredictable results. For example, in our Phase 2 clinical trial referred to as Study 649, a “crossover” trial design was used, which is a longitudinal study in which subjects receive a sequence of different exposures during the course of the trial. Each treatment sequence consisted of two seven-day treatment periods separated by a seven-day washout period. While no clear factor was identified to account for the lack of differentiation between ALLN-177 and placebo in Study 649, we believe the lack of effect may have been due to, among other things, the complexities inherent in the crossover study design.

In addition, we are planning to conduct a Phase 2 clinical trial of ALLN-177 utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We have not yet evaluated ALLN-177 in patients with primary hyperoxaluria and as such we have not yet demonstrated proof-of-concept in this patient population. Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our planned Phase 2 trials will have elevated urinary oxalate levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our planned pivotal Phase 3 clinical program, the Phase 2 basket trial or any other future trials that we may conduct may successfully demonstrate ALLN-177 or any future product candidate’s safety and efficacy.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other comparable foreign regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulators, such as the European Medicines Agency, or EMA, impose similar restrictions. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted a BLA to the FDA or similar drug approval applications to comparable foreign regulators for any of our product candidates. Any inability to complete preclinical and clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (2) we, or any future collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, may:

•	incur additional unplanned costs;
•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing or other requirements; or
•	be required to remove the product from the market after obtaining marketing approval.

Our failure to successfully complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business, prospects, financial condition and results of operations.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Our planned pivotal Phase 3 clinical program for ALLN-177 consists of two Phase 3 clinical trials of ALLN-177 in adult patients with enteric hyperoxaluria. We are in discussions with the FDA and expect to engage foreign regulators before the end of the year regarding the design of these trials. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other comparable foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by ALLN-177) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of ALLN-177, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in initiating or completing our planned clinical trials or additional preclinical studies or clinical trials in the future, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	we may experience delays in recruiting, or be unable to recruit, a sufficient number of suitable patients to participate in our clinical trials;
•

the patients and sites who participate in our trials may not comply with protocols, such as compliance with the capsule and timing regimen and urine collection requirements, rendering the results insufficient or uninterpretable;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon drug development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third party contractors may fail to comply with regulatory or legal requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators or IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	the occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	any changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates; and

•	the FDA or other comparable foreign regulators may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other comparable foreign regulators. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP or our clinical protocols, inspection of the clinical trial operations or trial sites by the FDA or other comparable foreign regulators resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or clinical development programs may significantly harm our business, prospects, financial condition and results of operations.

The regulatory approval processes of the FDA and comparable foreign regulators are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for ALLN-177 or our other product candidates, our business will be substantially harmed.

We are not permitted to market ALLN-177 or any of our other product candidates in the United States or the European Union, or EU, until we receive approval of a BLA from the FDA or an MAA from the EMA, respectively. Prior to submitting a BLA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we are required to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of a BLA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulators may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials;
•	the FDA or the EMA or other applicable foreign regulators may not approve the formulation, labeling or specifications of ALLN-177 or our other product candidates;
•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that the clinical and other benefits of ALLN-177 and our other product candidates outweigh their safety risks;

•	the FDA or the EMA may disagree with our interpretation of data from our preclinical studies and clinical trials, including our characterization of observed toxicities;
•	the FDA or the EMA may not accept data generated at our clinical trial sites;
•

if our BLAs or MAAs, if and when submitted, are reviewed by the FDA or the EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend that the FDA or the EMA, as applicable, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•

the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

•	the FDA, the EMA or other applicable foreign regulators may find deficiencies with or not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the FDA or the EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market ALLN-177 or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

In addition to the United States and Europe, we or potential collaborators intend to market our product candidates, if approved, in other international markets. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country-to-country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA or EMA approval. In addition, in many countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country, even if regulatory approval has been obtained. Approval by the FDA or the EMA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA or the EMA. The regulatory approval process in other international markets may include all of the risks associated with obtaining FDA or EMA approval.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

The FDA’s and other comparable foreign regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ALLN-177 and any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or other countries or jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would harm our business, prospects, financial condition and results of operations.

If we are required to conduct additional clinical trials or other studies with respect to ALLN-177 or any future product candidates we may develop beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of ALLN-177 and any future product candidates we may develop, we may obtain approval of indications that are not as broad as intended or we may not be able to obtain regulatory approval at all. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for ALLN-177 or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of ALLN-177, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

•	Patient enrollment may be affected by other factors including, but not limited to:
•	the severity of the disease under investigation;
•	the design of the clinical trial;
•	the size and nature of the patient population;
•	the eligibility criteria for the clinical trial in question;
•	the availability of appropriate screening tests for study subjects;
•	the perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies or treatment approaches;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will not complete a clinical trial;
•	the patient referral practices of physicians;
•	the ability of patients to comply with the protocol, including capsule and timing regimen and urine collection requirements;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•	the extent to which our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

If the FDA, the EMA or a comparable foreign regulator approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of drug approvals;
•	drug seizure or detention, or refusal to permit the import or export of the drug; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do, and reducing or eliminating our commercial opportunity.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of ALLN-177, ALLN-346 and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement.

There is no approved pharmacologic therapy for the reduction of urinary oxalate excretion in patients with hyperoxaluria, either primary or secondary. Existing treatment options for hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation and orthophosphate and Vitamin B6, exclusively for the specific subset of responsive patients with the most severe form of primary hyperoxaluria (PH1).

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. Alnylam and Dicerna are developing injectable gene-silencing technologies using RNA, with product candidates focused on addressing primary hyperoxaluria. Both are in early-stage clinical development. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is advancing oxabact, Oxalobacter formigenes, into Phase 3 clinical trials for the treatment of primary hyperoxaluria.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render ALLN-177 or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing ALLN-177 or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. Our competitors could develop and the FDA could approve a generic or biosimilar version of oxalate decarboxylase, the active enzyme in ALLN-177. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of ALLN-177 or any future product candidates we may develop, if approved, will be adversely affected.

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

We focus our research and product development on treatments for hyperoxaluria and hyperuricemia. The precise incidence and prevalence for these diseases are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, we estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. This estimate has been derived from a variety of sources, including the scientific literature and market research projects with third-party consultants, and may prove to be incorrect. Further, new studies and future developments in patient care or treatment paradigms may change the estimated incidence or prevalence of this disorder. The number of patients may turn out to be lower than expected. The potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for one or more of our product candidates, because certain of our potential target populations are small, including our target populations for which ALLN-177 has received orphan drug designation, we may never achieve profitability despite obtaining such significant market share.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such product candidate may be smaller than we estimate.

We have never obtained marketing approval for a product candidate or commercialized a product. Even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any one of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	the potential absence of the results of a late-stage clinical trial with a clinically meaningful primary endpoint;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	the strength of our sales, marketing and distribution support;
•	the approval of other new products for the same indications;
•	changes in the standard of care for the targeted indications for the product;
•	the timing of market introduction of our approved products as well as competitive products;
•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

The potential market opportunities for our product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities, which would adversely affect our results of operations and our business.

Our proprietary technological approach is a new approach to the design and development of stable, non-absorbable oral enzyme therapies and may not result in any additional product candidates or ultimately any products of commercial value.

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for ALLN-177, ALLN-346, or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could receive regulatory approval, enter clinical development and, ultimately, be commercially valuable.

We only have a limited number of employees to manage and operate our business.

As of September 30, 2017, we had 29 full-time, part-time, or short-term employees. Our focus on the development of ALLN-177 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop ALLN-177 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We currently have no sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing our product candidates.

At present, we have no sales or marketing employees and we rely on part-time consultants. We cannot guarantee that we will be successful in marketing ALLN-177 for enteric hyperoxaluria in the United States, if approved. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ALLN-177 in the United States without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of our planned relatively small sales force to obtain access to or inform adequate numbers of nephrologists, urologists or other practitioners at kidney stone clinics;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	the inability of market-access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and
•	unforeseen costs, expenses and delays associated with creating a commercial organization.

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing ALLN-177, which could harm our business, operating results and financial condition. Expansion of our business into the EU and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing ALLN-177, if approved, in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize ALLN-177 in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;
•	varying pricing in different foreign markets, which could adversely affect pricing in the United States or other countries;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer collection times for accounts receivable;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	the imposition of governmental price controls, political and economic instability, trade restrictions and changes in tariffs;
•	foreign currency exchange rate fluctuations;
•	our customers’ ability to obtain adequate reimbursement for ALLN-177 in foreign markets at all, either at all or at prices that exceed our costs; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Our future revenues may depend heavily on the success of the efforts of these third parties. We may not be able to establish a commercial operation in a cost-effective manner or realize a positive return on this investment, even with the assistance of one or more third-party collaborators, should we choose to enter into such an arrangement. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel.

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize ALLN-177 and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

Even with the potential assistance of third-party collaborators, we may not be successful in establishing a commercial operation in foreign markets for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in foreign markets will have a negative outcome on our ability to commercialize ALLN-177 and generate revenue.

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of ALLN-177 internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources and attention. Any inability to manage growth could delay the execution of our business plans or disrupt our operations, which could affect our ability to generate revenue.

The manufacture and packaging of pharmaceutical products such as ALLN-177 are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as ALLN-177, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing ALLN-177 and willing to do so. We may not be able to identify or secure contracts with manufacturers with suitable capability to manufacture ALLN-177 according to FDA requirements on favorable terms or at all. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture ALLN-177, including the specific bacterial strains that are used to manufacture the oxalate decarboxylase enzyme, which is an active ingredient in ALLN-177.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay, constrain or prevent the launch or supply of a product.

Furthermore, in order to obtain approval of our product candidates, including ALLN-177, by the FDA and foreign regulatory agencies, we will be required to consistently produce the drug substance and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. We have not yet met with the FDA or foreign regulatory agencies to understand the complete manufacturing requirements which must be met for ALLN-177 to receive regulatory approval. Each of our potential suppliers will likely use a different method to manufacture drug substance, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA or foreign regulatory agencies do not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or availability of commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

Manufacture and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, particularly for oral biologics, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after a product has been manufactured and distributed.

Manufacture and supply of drug substance, drug product and finished drug product is technically challenging, particularly for oral biologics. Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and on successful delivery of finished drug product. Mistakes and mishandling could affect successful production and supply. Some of these risks include:

•	failure to follow cGMP requirements or mishandling of our product while in production or in preparation for transit;
•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of drug product;
•	natural disasters, labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities; and
•	latent defects that may become apparent after drug product has been released and which may result in recall or required destruction of drug product.

If any of these risks materialize, it would have a material and adverse impact on our ability to develop, obtain regulatory approval for and market ALLN-177, if approved.

The longer term growth of our business depends on our ability to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to develop and commercialize multiple product candidates. In addition to the development and commercialization of ALLN-177 for hyperoxaluria, we intend to pursue development of ALLN-346 for hyperuricemia and CKD as well as other product candidates. We may never be able to identify other developmental prospects that we can successfully develop into product candidates, let alone receive regulatory approval of or successfully commercialize such product candidates.

A significant portion of the research that we are conducting involves new technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including, but not limited to:

•	the research methodology used may not be successful in identifying potential product candidates; or
•	potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

There are a number of FDA requirements that we must satisfy before we can commence a clinical trial in the United States. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue efforts to develop and commercialize ALLN-177 for the treatment of enteric hyperoxaluria and other indications, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, those product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other comparable foreign regulators. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We may fail to obtain and maintain orphan drug designations from the FDA for our current and future product candidates, as applicable. Even for ALLN-177 for which we have received such designation for treatment of primary hyperoxaluria and pediatric hyperoxaluria, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Our strategy includes filing for orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

The FDA has granted separate orphan drug designations for ALLN-177 for treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. In addition, the European Commission has granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria. Even where we have obtained such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. We may also fail to meet requirements to maintain orphan drug designation during our continued development of ALLN-177, which is primarily focused on enteric hyperoxaluria. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states, foreign governments and other jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal civil False Claims Act imposes criminal and civil penalties and authorizes civil whistleblower or qui tam actions against individuals or entities for: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; or making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any of these occurrences may significantly harm our business, financial condition, prospects and results of operations and adversely affect our stock price.

Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Affordable Care Act and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans;
•	the definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates by state;
•

the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and
•

pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products. Other legislative and regulatory initiatives have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, the Drug Supply Chain Security Act of 2013 imposes new obligations on manufacturers of certain pharmaceutical products related to product tracking and tracing. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance documents or interpretations will be changed, or what the impact of such changes on the marketing approvals of ALLN-177, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. In May 2017, the House of Representatives passed legislation to repeal and replace parts of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Thus, the full impact of the Affordable Care Act, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ALLN-177 and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

If successful product liability claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

•

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, participants in our clinical trials, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	increased FDA warnings on product labels;
•	the inability to commercialize our product candidates; and
•	decreased demand for our product candidates, if approved for commercial sale.

We carry product liability insurance in amounts that we believe are sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, if approved, or require us to suspend or abandon our commercialization efforts of any approved product candidates. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

We depend heavily on the success of our most advanced program, ALLN-177. Our only other product development program, ALLN-346, is at the preclinical stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and development of our most advanced product program, ALLN-177 for the treatment of hyperoxaluria. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of ALLN-177 and our future product candidates. The success of ALLN-177, ALLN-346 and future product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials for our most advanced program;
•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities in our target indications and potential additional indications;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our most advanced program or any other product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA or NDA to the FDA or an MAA to the EMA. Not all BLAs, NDAs or MAAs that are submitted to a regulatory agency are approved for commercialization. ALLN-177 is an oral biologic product candidate, which is a less common formulation in the biotech industry. Accordingly, there are few oral biologic therapeutics that have achieved regulatory approval. Furthermore, even if we do receive regulatory approval to market our most advanced program or any other product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize our most advanced program, or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, our most advanced program or any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug were low and no drug-related serious or severe adverse events were observed, it is possible that our planned Phase 3 program or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed ALLN-177 to be absorbed in our clinical trials to date, it is possible absorption could occur in our planned Phase 3 clinical trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of ALLN-177 for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If ALLN-177 or our other product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such product candidates;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•

regulatory authorities may require a Risk Evaluation and Mitigation Strategy plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to remove such product candidates from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulators. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, marketing and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.

Due to the novel nature of our product candidates and the potential for any product candidates we may develop to offer therapeutic benefit, we face uncertainty related to pricing and reimbursement for these product candidates.

Our initial target patient populations are relatively small, as a result of which the pricing and reimbursement of any product candidates we may develop, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we may develop (e.g. for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

•

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford our product candidates. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we may develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective, and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates we may develop will be harmed.

In light of the large population of patients with hyperoxaluria who reside outside the United States, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the United States.

In some countries, particularly those in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, if we are not able to market our product to the large population of patients with hyperoxaluria who reside in outside the United States.

Currently we plan to seek regulatory approval to market ALLN-177 solely for the treatment of enteric hyperoxaluria in adults and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing ALLN-177 for any other indication.

We intend to initially seek approval to market ALLN-177 for the treatment of enteric hyperoxaluria in adults. Even if we obtain regulatory approval to market ALLN-177 in this indication, we will likely be prohibited from marketing ALLN-177 for any other indications. The FDA strictly regulates the promotional claims that may be made about prescription products. While ALLN-177 has been studied in patients beyond the enteric subgroup, ALLN-177 may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations prohibiting the promotion of ALLN-177 for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for ALLN-177 for the treatment of enteric hyperoxaluria in adults, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of ALLN-177 for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Risks Related to Our Dependence on Third Parties

The third parties upon whom we rely for the supply of the drug product and drug substance used in our lead product candidate are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

We do not currently operate manufacturing facilities for clinical or commercial production of any product candidates. We have limited personnel experienced in drug manufacturing and formulation, and we lack the resources and the capabilities to manufacture ALLN-177 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug product candidates for clinical trials or products for commercial purposes in the foreseeable future. The drug product and drug substance used in ALLN-177 are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, to supply the drug required for our planned clinical trials, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug product or drug substance in the event any of our current suppliers of such drug product and drug substance cease their operations for any reason.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such drug product and drug substance prior to submission of a BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the drug product and drug substance used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug product and drug substance used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the applicable regulatory authorities. We have not secured commercial supply agreements with any contract manufacturers for ALLN-177 and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all or that we will be able to manufacture our product candidates at commercial scale at the cost we expect. Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

An element of our strategy is to enter into licensing or collaboration agreements with respect to ALLN-177 and future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing ALLN-177 and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of any of our future program collaborators.

Any future collaborations that we enter into may not be successful. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In addition, partners may not properly obtain, maintain or, defend or enforce our intellectual property rights, may infringe, misappropriate or otherwise violate third-party intellectual property rights, may misappropriate our trade secrets or may otherwise use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation and potential liability. In the event we grant exclusive rights to such partners, we could be precluded from potential commercialization of our product candidates within the territories in which we have a partner. Furthermore, any termination of our collaboration agreements will terminate any funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

Further, our potential future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our product candidates receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our potential future collaborators may harm our business prospects and ability to earn revenues. In addition, we could have disputes with our potential future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of our product candidates or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

We have relied, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of ALLN-177 or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct all of our clinical trials independently. We have relied will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for ALLN-177 and other product candidates, and we control only some aspects of their activities. For example, in our completed Phase 2 clinical trials we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

Because we rely on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, GLP, the Animal Welfare Act and GCPs. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.

The third parties conducting our nonclinical studies and clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing clinical and nonclinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approval of or successfully commercialize ALLN-177 and any other product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture ALLN-177 and conduct other aspects of our clinical development activities, we must, at times, share trade secrets and other confidential information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or other confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of certain collaborators, CROs, manufacturers and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. Despite our efforts to protect our trade secrets, our competitors or other third parties may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. Discovery of our trade secrets by a competitor or other third party would impair our competitive position and have an adverse impact on our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $4.7 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $15.0 million and $18.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $75.3 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and a credit facility with Silicon Valley Bank, or SVB.  We have devoted substantially all of our financial resources and efforts to research and development of ALLN-177 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	conduct future clinical trials of our lead product candidate, ALLN-177, including our planned pivotal Phase 3 clinical program in adult patients with enteric hyperoxaluria;
•	manufacture additional material for these potential future clinical trials;
•	scale up our manufacturing process for ALLN-177 to prepare for the submission of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, manufacturing, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, if any, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our stock price.

We have a limited operating history, no products approved for sale and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company and developing our product candidates. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ALLN-177. As of September 30, 2017, we had working capital of $27.3 million and capital resources consisting of cash and cash equivalents of $33.9 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of ALLN-177 and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ALLN-177 and any future product candidates.

We believe that our existing cash and cash equivalents as of September 30, 2017, along with the net proceeds received from our IPO, will enable us to fund our operating plan into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our pivotal Phase 3 program and obtain regulatory approvals for ALLN-177 and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of manufacturing clinical trial supplies of ALLN-177;
•	our ability to successfully commercialize ALLN-177;
•	the selling and marketing costs associated with ALLN-177, including the cost and timing of building our sales and marketing capabilities;
•	the amount of sales and other revenues from ALLN-177, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	our ability to comply with the covenants under our current and future credit facilities;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for ALLN-177 or any other product candidate;
•	our preclinical research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize ALLN-177 or any future product candidate.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of September 30, 2017, we had $10.0 million of outstanding borrowings under our credit facility with SVB. We currently make monthly interest payments and, beginning in December 2017, will be required to repay principal and interest on these borrowings in monthly installments through May 2020. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from SVB.

Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from SVB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing credit facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. Under our loan and security agreement with SVB, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and SVB accelerates the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

Risks Related to Our Business and Industry

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, commercial, scientific and medical personnel. We are highly dependent on our management, commercial, scientific and medical personnel. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team, including Alexey Margolin, Ph.D., our Chief Executive Officer, Louis Brenner, M.D., our President and Chief Operating Officer, and Edward Wholihan, our Chief Financial Officer. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

In addition, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize ALLN-177 and any other product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other comparable foreign regulators, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.  Prior to completing our IPO, we adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

In connection with our IPO, we adopted a Code of Business Conduct and Ethics, and expect to prepare and implement policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our business and operations would suffer in the event of computer system failures, cyber-attacks on our systems or deficiency in our cyber security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of ALLN-177 and any other product candidates we may develop could be delayed.

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect or enforce our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive, complex and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Our pending and future patent applications may not result in patents being issued which protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products, for example, ALLN-177. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of ALLN-177 and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and commercialize our lead product candidate, ALLN-177, is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. For example, we are party to a license agreement with Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, under which we received an exclusive, worldwide, royalty-bearing, sublicensable, and, except under certain circumstances, non-transferable license under certain of the patent rights to develop, use, make, have made, market, offer to sell, sell, have sold, distribute, import or otherwise exploit ALLN-177. We may enter into additional license agreements in the future. Our license agreement with Althea imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Althea, may have the right to terminate these license agreements, in which event we might not be able to market our lead product candidate, ALLN-177. Similarly, other licensors may convert an exclusive license to a non-exclusive license, which could adversely affect the value of a product candidate developed under a given license agreement. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

Further, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to our license agreement with Althea, Althea controls such activities for certain patents licensed to us under such agreement. Therefore, we cannot be certain that these patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our current or future licensors or collaboration partners fail to obtain, maintain or protect any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In the future, if and when our product candidates, for example, ALLN-177, receive FDA approval, we intend to apply for patent term extensions on patents covering those products in any jurisdiction where these are available. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management, business and scientific personnel. In addition, many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

A court may disagree with our allegations and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Furthermore, the other party could counterclaim that we infringe their intellectual property or counterclaim that a patent we have asserted against them is invalid or unenforceable, or both. In patent litigation in the United States, counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. Similarly, third parties may initiate legal proceedings against us seeking a declaration that certain of our intellectual property rights are non-infringed, invalid, or unenforceable. The outcome of any such proceeding is generally unpredictable.

Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or written description. In addition, validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting and associated rules related to common ownership, which, if successful, could result in a finding that the patent claims at issue are invalid and unenforceable or a loss of patent term, including a patent term adjustment granted by the USPTO. Furthermore, patents may be held unenforceable if someone connected with prosecution of the patent in question withheld relevant information from the USPTO or made a misleading statement during prosecution of the patent. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. It is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these outcomes would have a material adverse effect on our business.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the patent laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, for example, India and China, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, certain foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in the major markets for our product candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our product candidates, which would have a material adverse effect on our business.

If we are sued for infringing intellectual property of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technologies we use in our business. Our competitors or other third parties may assert infringement claims against us, alleging that our product candidates are covered by their patents. We cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. For example, we are aware of companies that have filed patent applications directed to oxalate and uric acid degrading enzymes, some of which have already been allowed or issued, and others may issue in the future. It is possible that additional patent applications are filed and additional patents directed to these enzymes are granted in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. If a patent holder believes our product candidate infringes its patent rights, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect.

If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable. However, proving invalidity and unenforceability is difficult. In the United States, for example, providing invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could significantly harm our business and operating results.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnological and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnological and pharmaceutical industries involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. It is still not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Although we have obtained composition of matter patents covering ALLN-177 and its use in therapy, we also rely on trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect our trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, advisors, contractors, contract manufacturers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

We may be subject to claims by third parties asserting that our employees or we have misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.

Many of our consultants, advisors and employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies. Some of these individuals, including certain members of our senior management, may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our consultants, advisors and employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Common Stock

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The price of our common stock may be volatile and fluctuate substantially.

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	the success of competitive drugs or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures,
•	collaborations or capital commitments;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, and our performance in relation to such estimates;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will likely depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 11, 2017, our executive officers, directors and principal stockholders collectively controlled approximately 73.6% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and amended and restated by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our IPO prospectus lapse, the trading price of our common stock could decline significantly. As of December 11, 2017, we have 20,670,254 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, 5,333,333 shares of common stock are freely tradable, without restriction, in the public market.

After the lock-up agreements pertaining our IPO expire, an additional 15,301,485 shares will be eligible for sale in the public market. In addition, the 1,528,370 shares subject to outstanding options under our stock option plans as of September 30, 2017, the 2,038,021 shares reserved for future issuance under our stock option plans and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our IPO, holders of approximately 13,945,509 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock,

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Quarterly Report on Form 10-Q, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. Our credit facility with SVB also prohibits us from paying cash dividends without the prior written consent of SVB. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes as a result of our IPO or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $58.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Volatility in our share price could subject us to securities class action litigation.

Securities class action litigations have often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2017 Stock Option and Incentive Plan, or the 2017 Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2017 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2017 Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, and our stock price may fall.

As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding our internal control over financial reporting. We may not complete improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.

Upon completion of our IPO, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and the PCAOB. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. These reporting obligations are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, we will be required to document and test our internal controls over financial reporting pursuant to SOX Section 404, so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2018 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” for more than five years. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting once we cease to be an emerging growth company, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures as well as internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2017, we did not repurchase any shares of our common stock.

Use of Proceeds from Initial Public Offering of Common Stock

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO at a price to the public of $14.00 per share. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased an additional 16,969 shares of our common stock.  The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-220857), which was filed with the SEC on October 6, 2017 and amended subsequently and declared effective by the SEC on November 1, 2017. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Credit Suisse Securities, LLC (USA), Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers for the offering.  Wedbush PacGrow acted as the co-manager for the offering.

We raised approximately $66.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.  None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 6, 2017. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Mine Safety Disclosures.
None.
Item 5.	Other Information.
None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

		Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc.	8-K	3.1	November 6, 2017	001-38268

3.2	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc.	8-K	3.2	November 6, 2017	001-38268

4.1	Specimen of Common Stock Certificate of Allena Pharmaceuticals, Inc.	S-1/A	4.1	October 23, 2017	333-220857

10.1	2017 Stock Option and Incentive Plan and forms of agreements thereunder	S-1/A	10.2	October 23, 2017	333-220857

10.2	2017 Employee Stock Purchase Plan	S-1/A	10.3	October 23, 2017	333-220857

10.3	Senior Executive Cash Incentive Bonus Plan	S-1/A	10.4	October 23, 2017	333-220857

10.4	Employment Agreement by and between the Company and Alexey Margolin	S-1/A	10.5	October 23, 2017	333-220857

10.5	Employment Agreement by and between the Company and Edward Wholihan	S-1/A	10.6	October 23, 2017	333-220857

10.6	Employment Agreement by and between the Company and Louis Brenner	S-1/A	10.7	October 23, 2017	333-220857

10.7	Form of Indemnification Agreement, to be entered into between the Company and its Directors and Officers	S-1/A	10.8	October 23, 2017	333-220857

10.8	Non-Employee Director Compensation Policy	S-1/A	10.13	October 23, 2017	333-220857

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*  Filed herewith.

+  The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLENA PHARMACEUTICALS, INC.

December 14, 2017	By:	/s/ Alexey Margolin
Alexey Margolin
Chief Executive Officer and Director
(Principal Executive Officer)

December 14, 2017	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)