Form 10-K
period 2017-12-31
Allena Pharmaceuticals, Inc.
filed 2018-03-27
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38268

Allena Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2729920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Newton Executive Park, Suite 202 Newton, MA	02462
(Address of principal executive offices)	(Zip Code)

(617) 467-4577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Select Market on November 2, 2017. The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of November 2, 2017 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $206,032,150.

As of March 1, 2018 there were 20,695,556 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Allena Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “may,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

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

•	the therapeutic benefits, effectiveness and safety of ALLN-177, ALLN-346 and our future product candidates;
•	our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by ALLN-177 and ALLN-346;
•	the market acceptance of ALLN-177, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize ALLN-177 with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•	potential collaborators to license and commercialize ALLN-177, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our ability to generate revenue and become profitable;
•	our estimates regarding our capital requirements and our need for additional financing.

These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits hereto as a part completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, we use the terms “Allena,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Allena Pharmaceuticals, Inc. and its wholly owned subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites, such as oxalate and urate that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. Our proprietary technological approach enables us to design and develop stable, non-absorbable oral enzyme therapies that remain in the gastrointestinal, or GI, tract, where the enzyme can degrade these metabolites, allowing for removal from the body through the bowel. This mechanism of action reduces the accumulation of the metabolites in the body and therefore limits the burden on the kidney to filter and then excrete the metabolite in the urine. The data from our clinical trials and numerous academic studies suggest the potential for GI elimination of these metabolites to reduce the chronic disease burden on the kidney and other organ systems. Our lead product candidate, ALLN-177, is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and pathophysiologically associated with kidney stones, CKD and ESRD. There are currently no approved therapies for the treatment of hyperoxaluria.

ALLN-177, a crystalline formulation of the enzyme oxalate decarboxylase, has been designed to specifically degrade oxalate within the GI tract, limiting systemic absorption of oxalate into the bloodstream. Oxalate is endogenously produced as an end product of normal cellular metabolism and is also absorbed through the GI tract from a typical diet. Humans lack the innate capacity to digest oxalate and primarily depend on renal excretion to eliminate it from the body. Although oxalate has no identified biological function, it is known to damage the kidney when present in excess amounts, a condition called hyperoxaluria. Hyperoxaluria is characterized by significantly elevated oxalate levels in the urine, or urinary oxalate excretion, due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria is further characterized either as enteric, resulting from a chronic and unremediable underlying GI disorder associated with malabsorption, such as bariatric surgery complications or Crohn’s disease, which predisposes patients to excess oxalate absorption, or idiopathic, meaning the underlying cause is unknown. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria.

We have conducted a robust clinical development program of ALLN-177, including three Phase 2 clinical trials, which demonstrated reductions of urinary oxalate excretion in patients with secondary hyperoxaluria, particularly in patients with enteric hyperoxaluria. ALLN-177 has also been well tolerated in clinical trials to date. Based on these data, the high unmet medical need, the enzyme’s specific mechanism of action, and the significant market opportunity, we are initially developing ALLN-177 for adult patients with enteric hyperoxaluria.

We are in discussions with the U.S. Food and Drug Administration, or the FDA, to finalize the design of our planned pivotal Phase 3 program in enteric hyperoxaluria.  In March 2018, we initiated URIROX-1TM (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application (BLA) for ALLN-177 in patients with enteric hyperoxaluria.  URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria.  We expect to announce topline data from this trial in the second half of 2019.   We continue to engage with the FDA to finalize the design of URIROX-2TM (formerly Study 302), the second, larger planned Phase 3 clinical trial, and to discuss opportunities for pursuing an accelerated approval pathway for our planned BLA submission for ALLN-177 in patients with enteric hyperoxaluria. Pending the outcome of these interactions, we expect to initiate URIROX-2 in the second half of 2018.

The FDA has also granted separate orphan drug designations for ALLN-177 for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. In addition, the European Commission has granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria. In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or Hyperoxalemia, which can lead to systemic oxalosis, a potentially fatal disorder associated deposition of oxalate in tissues, with interim data expected in the second half of 2018 and topline data anticipated in 2019.

The first clinical manifestation of hyperoxaluria is often a kidney stone; however, the disorder can be variable in its presentation. Patients with severe hyperoxaluria may have recurrent kidney stones or experience infrequent or no kidney stones, yet still develop CKD and end-stage renal disease, which can be fatal. Systemic oxalosis, which typically occurs in patients with primary or severe secondary hyperoxaluria and declining kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart.

We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present. Primary hyperoxaluria, an ultra-rare genetic disease, is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients, in the United States. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. There are no FDA approved therapies for primary hyperoxaluria, and the most severe patients may be treated with a liver and/or kidney transplant. Patients with enteric hyperoxaluria can have levels of urinary oxalate excretion as high as patients with primary hyperoxaluria and a comparable renal burden.

We believe our proprietary know-how in enzyme technology allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, thereby preventing their absorption, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and developed ALLN-177, an oral biologic product candidate. Manufacturing biologic drugs is generally a complex and cost intensive process because they are manufactured in living systems or cells and tend to be large complex molecules. Since the living systems used to produce biologics can be sensitive to very minor changes in manufacturing techniques, small process differences can significantly affect the nature of the finished biologic and, most importantly, the way it functions in the body. Our proprietary and scalable manufacturing capabilities enable us to produce large quantities of our oral enzyme product candidates sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics. We have issued patents covering ALLN-177 in addition to the trade secrets that cover our manufacturing process.

Our Product Candidate Pipeline

Using our proprietary technological approach, we have developed a pipeline of first-in-class, oral, non-absorbed enzyme therapeutic candidates to treat patients with rare and severe metabolic disorders that affect the kidney. Our lead product candidate, ALLN-177, is an oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, for which there are currently no approved therapies. Our second product candidate, ALLN-346, is being developed for patients with hyperuricemia and moderate to severe CKD. Hyperuricemia, or elevated levels of uric acid in the blood, is commonly associated with gout as well as kidney stones and kidney disorders.

Strategy

Our goal is to become the leader in developing and commercializing first-in-class, oral, non-absorbed enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. To achieve this goal, we are executing on the following strategy:

•

Obtain regulatory approval in the United States for our lead product candidate, ALLN-177, for enteric hyperoxaluria in adults—We have conducted a robust Phase 2 clinical development program of ALLN-177 in patients with secondary hyperoxaluria, which demonstrated significant reductions of urinary oxalate excretion in patients with enteric hyperoxaluria. Based on these data and the high unmet need, we are initially developing ALLN-177 for enteric hyperoxaluria. Moreover, we believe the mechanism of action of ALLN-177, which degrades oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria where excess oxalate absorption is driven by an underlying GI disorder. We are currently in discussions with the FDA to finalize the design of our planned pivotal Phase 3.  In March of 2018, we initiated URIROX-1 TM (URIROX-1), the first of two anticipated Phase 3 clinical trials in support of our planned BLA for ALLN-177 in patients with enteric hyperoxaluria, with topline data anticipated in the second half of 2019.  We continue to engage with the FDA to finalize the design of URIROX-2, the second, larger planned Phase 3 clinical trial, and to discuss opportunities for pursuing an accelerated approval pathway for our planned BLA submission for ALLN-177 in adults with enteric hyperoxaluria. Pending the outcome of these interactions, we expect to initiate URIROX-2 in the second half of 2018.

•

Commercialize ALLN-177—We have worldwide commercialization and development rights to ALLN-177. We intend to independently pursue regulatory approval of ALLN-177 in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics.

•

Advance development of ALLN-177 for other severe forms of hyperoxaluria—The FDA has granted separate orphan drug designations for ALLN-177 for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria (primary and secondary). In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria who also have hyperoxalemia, both of which can lead to systemic oxalosis, with interim data expected in the second half of 2018 and topline data anticipated in 2019. In addition, we plan to seek breakthrough designation where appropriate.

•

Obtain regulatory approval in Europe for our lead product candidate, ALLN-177—We plan to pursue regulatory approval for patients with severe hyperoxaluria in Europe in conjunction with our pursuit of approval in the United States. We received Scientific Advice on the design of our proposed Phase 3 program from the regulatory agencies of three countries in the European Union.  In these meetings, we discussed the results of our Phase 2 clinical program in secondary hyperoxaluria, our proposed pivotal Phase 3 program in enteric hyperoxaluria, and potential regulatory pathways for approval in Europe.  Following these non-binding regulatory interactions, we believe that our Phase 3 program, if successful, could be eligible for a Marketing Authorization Application (MAA) via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway. In addition, the European Commission has granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria.

•

Advance development of ALLN-346—Utilizing our expertise in oral enzyme therapeutics and our proprietary technological approach, we have designed ALLN-346 to degrade urate in the GI tract. We intend to pursue the development of ALLN-346 for patients with hyperuricemia and CKD. These patients are challenging to manage due to limitations of existing therapies, such as poor tolerability, reduced efficacy, dose restriction or contraindications. We initiated a preclinical proof of concept study for ALLN-346 in a hyperuricemia animal model in the fourth quarter of 2017 and are scaling our manufacturing process to support customary toxicology and additional preclinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 in the first half of 2019.

•

Explore collaboration opportunities for our product candidates in markets outside of the United States. We intend to explore collaborations to commercialize our product candidates, including ALLN-177, outside of the United States. However, depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

Competitive Strengths

We believe the following competitive strengths will help us achieve our strategy:

•	Therapeutic focus on rare and severe metabolic disorders that affect the kidney and have high unmet medical needs due to the absence of approved or effective therapies;
•

Lead product candidate, ALLN-177, with clear mechanism of action and consistent evidence of activity and tolerability across preclinical studies and multiple Phase 1 and 2 trials to support our planned pivotal Phase 3 program;

•

Proprietary technological approach that allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that utilize the GI tract to degrade metabolites, such as oxalate and urate, reducing plasma and urine levels, and in turn, reducing their disease burden on the kidney over time;

•	Management team with substantial experience in developing and commercializing pharmaceutical products for metabolic and kidney disorders;
•	Strong relationships with key opinion leaders and patient advocacy groups that provide access to the industry’s leading experts on hyperoxaluria and other metabolic and kidney disorders; and
•	Support from leading healthcare-focused investors and board members with experience in building and operating life science companies.

ALLN-177

Overview of Oxalate and Hyperoxaluria

Oxalate is endogenously produced as an end product of normal cellular metabolism and is also absorbed from a typical diet. Oxalate is present in many foods, especially healthy foods like plants, including green leafy vegetables, fruits and nuts, because plants utilize oxalate to store calcium. Oxalate does not have a known productive role in normal human physiology. Humans lack the innate capacity to digest oxalate, and oxalate is largely excreted unchanged by the kidney in the urine. In addition, bacteria in the GI tract, especially Oxalobacter formigenes, play a variable role in degrading oxalate in some patients. Progressively elevated levels of oxalate in the urine increase the risk for kidney stones and other serious kidney diseases.

Hyperoxaluria is a serious metabolic disorder characterized by markedly elevated levels of urinary oxalate excretion, due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria often leads to recurrent and frequent kidney stones, placing this patient population at higher risk for CKD, and end-stage renal disease, or ESRD. Secondary hyperoxaluria is further characterized either as enteric, resulting from a chronic and unremediable underlying GI disorder associated with malabsorption, or idiopathic, meaning the underlying cause is unknown. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have levels of urinary oxalate excretion comparable to patients with primary hyperoxaluria.

The diagnosis and subsequent management of hyperoxaluria are typically based on measurements of oxalate levels in samples of urine voided and collected over a full 24 hour period, referred to as 24 hour urinary oxalate excretion. Hyperoxaluria is generally defined as levels of urinary oxalate excretion greater than 40 mg/24 hour at ages beyond infancy. While there is no firmly established level of urinary oxalate excretion that results in kidney stone formation, the scientific literature suggests that sustained urinary oxalate excretion above 30-40 mg/24 hour increases the risk of stone formation and that higher baseline urinary oxalate excretion is predictive of future stone events. Independent academic studies have shown that an increase in urinary oxalate excretion of approximately 10 mg/24 hour can increase the risk of significant adverse kidney complications. We consider severe hyperoxaluria as having levels of oxalate in the urine greater than 50 mg/24 hour. For example, the average urinary oxalate excretion level at baseline for the subjects with enteric hyperoxaluria in our most recently completed Phase 2 clinical trial was 103 mg/24 hour. Analysis of data from our clinical trials and multiple independent studies, including, but not limited to, peer-reviewed academic studies published in Nephron in 1980, The New England Journal of Medicine in 1994 and 2002, Kidney International in 2006 and 2008, the Urology Journal in 2011, the Clinical Journal of the American Society of Nephrology in 2016 and, most recently, the Journal of the American Society of Nephrology Abstract Supplement in 2017, suggest that a therapeutic strategy that reduces urinary oxalate excretion per 24 hours by approximately 20% could result in a 25-50% reduction in the incidence of kidney stone recurrence (in the short term) and may increase renal survival (in the long term).

*

The complications noted in the figure represent a general progression of kidney harm and disease associated with increasing urinary oxalate excretion levels. Not all patients experience this progression and there is considerable variability among individuals between urinary oxalate excretion levels and kidney function and disease.

Secondary Hyperoxaluria

Secondary hyperoxaluria, or increased urinary oxalate excretion resulting from excess absorption of oxalate from the GI tract, falls into two categories:

•	Enteric, the more severe form of secondary hyperoxaluria, which results from an underlying chronic and unremediable GI disorder; and
•	Idiopathic, which has no known cause. Some patients with idiopathic hyperoxaluria can have severe disease characterized by hyperabsorption of oxalate with manifestations similar to enteric patients.

Enteric hyperoxaluria is most commonly seen as a complication of malabsorptive bariatric surgical procedures, such as Roux-en-Y gastric bypass, and can also be related to inflammatory bowel disease, such as Crohn’s disease, or other conditions associated with GI malabsorption, including cystic fibrosis, pancreatic insufficiency, celiac disease or short bowel syndrome following surgical resection of the bowel. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have markedly high levels of urinary oxalate excretion that can result in recurrent kidney stones, progressive calcium oxalate (CaOx) deposits in the kidney, or nephrocalcinosis, systemic oxalosis, CKD and ESRD. We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present.

Idiopathic hyperoxaluria has no known underlying cause and patients with the disorder exhibit varying levels of oxalate absorption from their diet. A number of physiological parameters influence the absorption of dietary oxalate, including intestinal pH and transit time, type of diet, and the amount of other compounds and elements, such as calcium and magnesium, present in the GI tract. Consequently, a subgroup of patients with idiopathic hyperoxaluria hyperabsorbs oxalate from their diets at levels similar to those patients with enteric hyperoxaluria.

Primary Hyperoxaluria

Primary hyperoxaluria, a type of severe hyperoxaluria, is a rare genetic disorder that can result in kidney stone disease, kidney damage, and kidney failure, which may lead to death. Primary hyperoxaluria has three main types, PH1, PH2, and PH3, with each categorization representing the particular genetic enzyme deficiency that drives the overproduction of oxalate, mainly in the liver, and massive excretion of oxalate in the urine. The most severe and common type of primary hyperoxaluria is PH1. These patients typically develop recurrent kidney stones with progressive nephrocalcinosis and end stage renal disease by 20-30 years of age. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. Primary hyperoxaluria is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients in the United States, and approximately 0.1 in 10,000 people, or approximately 5,000 patients in the Europe with no currently approved therapies.

Hyperoxaluria—Patient Journey and Progression of Disease

The first clinical manifestation of hyperoxaluria is often a kidney stone; however, the disorder can be variable in its presentation. Patients with severe hyperoxaluria may have recurrent kidney stones or experience infrequent or no kidney stones, yet still develop CKD and ESRD, which can be fatal. The risk for kidney stones increases with progressively elevated levels of urinary oxalate excretion. Up to 80% of kidney stones contain oxalate; therefore hyperoxaluria is a primary driver of kidney stones and reducing urinary oxalate is a scientifically targeted approach to prevent kidney stone episodes. Patients experiencing a kidney stone typically go to the emergency room for treatment due to the intense physical pain, as the kidney stone may take hours to days to pass or require interventional surgical procedures to remove it if it is too large to pass on its own. Kidney stones affect approximately 1 in 11 people in the United States at some point in their lives and the likelihood of recurrence has been estimated to be as high as 50% within 5 years of the initial event. Based on a project completed in 2016 by Health Advances, a strategic consulting firm for the healthcare industry that we engaged to conduct market research, approximately 5 million patients have been affected by recurrent calcium oxalate kidney stones in the United States.

Given the debilitating and recurrent nature of kidney stones, patients suffering from recurrent kidney stones bear significant social and financial burdens and are therefore highly motivated to prevent further relapse. Patients with enteric hyperoxaluria tend to have more frequent and more complicated kidney stone episodes and other kidney disorders as a result of their underlying GI disorders and predisposition to chronic excess oxalate absorption. For example, an additional project completed by Health Advances for us in 2017, which included analysis of peer-reviewed academic studies in two patient populations with GI malabsorption (Roux-en-Y gastric bypass and short bowel syndrome), suggested that these patients had a significantly higher kidney stone risk and rate of kidney stone recurrence than the general population of patients with kidney stones. They also had a significantly higher rate of intervention to remove kidney stones. In addition, in our largest Phase 2 clinical trial of ALLN-177 in secondary hyperoxaluria, 94% of the subjects with enteric hyperoxaluria had experienced at least one kidney stone; the enteric patients also had an average of > 3 kidney stones (> 2 mm in size) visible by routine CT scan at baseline. Based upon a separate analysis of claims data obtained from Truvan Health Analytics, part of the IBM Watson Health business, we estimate that enteric hyperoxaluria patients with new onset kidney stones, including those who have developed new onset CKD, on average incur approximately $66,000 annually in direct medical costs within a 4-year period after a malabsorptive procedure or disease diagnosis.

Further, people with kidney stones have a two times greater risk of CKD and ESRD and a higher risk of stroke and heart attack than the general population. Managing CKD and ESRD is complex as many metabolic factors, such as phosphorus, potassium and parathyroid hormone, are out of balance, often requiring treatment with multiple therapeutic agents. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis—approximately 6 or 7 times per week—with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis. Systemic oxalosis, which typically occurs in patients with primary or severe secondary hyperoxaluria and declining kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart. Elevated levels of oxalate in the blood is referred to as hyperoxalemia.

Patients with enteric hyperoxaluria are at risk for developing CKD, and those who receive a kidney transplant for ESRD due to oxalate-related kidney damage remain at risk for recurrent oxalate-related kidney damage. Primary and enteric hyperoxaluria patients with high urinary oxalate concentrations can develop nephrocalcinosis, which can lead to kidney failure.

Hyperoxaluria Current Treatment and Unmet Need

There is no approved pharmacologic therapy for the reduction of urinary oxalate excretion in patients with hyperoxaluria, either primary or secondary. Existing treatment options for hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation and, exclusively for the subset of responsive patients with the most severe form of primary hyperoxaluria (PH1), orthophosphate and Vitamin B6 supplementation. Despite these strategies, many patients continue to experience hyperoxaluria with recurrent kidney stones and continued risk for long-term kidney damage. Consequently, we believe patients afflicted with severe hyperoxaluria could greatly benefit from a therapy that reliably lowers oxalate levels in the body and therefore reduces the burden on the kidney to filter and then excrete the metabolite in the urine.

There are no FDA-approved therapies for enteric hyperoxaluria and no approved pharmacologic therapies specifically directed at reducing oxalate absorption driven by an underlying GI disorder. Current management of enteric hyperoxaluria relies on strategies to reduce dietary oxalate intake, increase calcium intake and drink large volumes of fluid. Increased oral fluid intake results in increased urine volume, with the goal of decreasing the saturation of oxalate in the urine and therefore reducing the risk of kidney stone formation and/or more severe kidney diseases. However, because patients with enteric hyperoxaluria have an underlying GI condition predisposing them to chronically hyperabsorb oxalate, this population often finds it particularly difficult to consistently ingest the quantities of fluid required to maintain adequate urine volume. In addition, recommendations for a low oxalate diet are somewhat in conflict with general recommendations for a healthy diet of largely plant-based foods. Many plants are high in oxalate, making it difficult to adhere to a low oxalate diet, given the relatively large number of healthy foods with moderate or high oxalate content. The limited medicinal options to treat calcium oxalate kidney stones, including thiazide diuretics and potassium citrate, have suboptimal efficacy, are not targeted to oxalate, and can be difficult to tolerate in patients with GI diseases.

We believe that ALLN-177 can address unmet medical needs for patients with severe hyperoxaluria, who experience recurrent kidney stones, CKD, end-stage renal disease and other serious kidney diseases. ALLN-177, if approved, would be the first therapeutic option that directly degrades oxalate in the GI tract using a mechanism of action specifically targeted to reducing excess absorption of oxalate.

Our Solution: ALLN-177

Our lead product candidate, ALLN-177, is a first-in-class, non-absorbed, orally-administered enzyme for the treatment of hyperoxaluria. ALLN-177, a crystalline formulation of the enzyme oxalate decarboxylase, has been designed to specifically degrade oxalate into formate and carbon dioxide within the GI tract, thus limiting systemic absorption of oxalate into the bloodstream. The decrease in systemic absorption reduces the burden on the kidney to filter and then excrete oxalate in the urine and, in turn, reduces the risk of kidney stones and other serious kidney diseases.

We are initially developing ALLN-177 for adult patients with enteric hyperoxaluria. As summarized in the table below, we have evaluated ALLN-177 in 113 subjects with secondary hyperoxaluria in three Phase 2 clinical trials, of whom 33 subjects had enteric hyperoxaluria, and a Phase 1 clinical trial with 33 healthy volunteers with diet-induced hyperoxaluria. Based on these data, particularly the significant reductions in urinary oxalate excretion observed in patients with enteric hyperoxaluria in our Phase 2 clinical program, we are in discussions with the FDA to finalize the design of our planned pivotal Phase 3 program in this patient population. We initiated URIROX-1, the first of two planned Phase 3 clinical trials in March 2018, with topline data anticipated in the second half of 2019.  We continue to engage with the FDA to finalize the design of URIROX-2, the second, larger planned Phase 3 clinical trial, and to discuss opportunities for pursuing an accelerated approval pathway for our planned BLA submission for ALLN-177 in adults with enteric hyperoxaluria. Pending the outcome of these interactions, we expect to initiate URIROX-2 in the second half of 2018.

In addition, the FDA has granted separate orphan drug designations for ALLN-177 for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria (primary and secondary hyperoxaluria). The European Commission has also granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria. In light of these designations, we initiated Study 206 in March 2018 in adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis, with interim data expected in the second half of 2018 and topline data anticipated in 2019.

Clinical Development Program

Overview

Since 2012, we have conducted a robust clinical development program of ALLN-177 in healthy volunteers and patients with secondary hyperoxaluria. As a result, we have developed key insights into hyperoxaluria, clinical trials in patients with hyperoxaluria and the activity and tolerability of ALLN-177 in this patient population. In our Phase 1 clinical trial in healthy volunteers, we demonstrated proof of concept that the GI tract could be used for reducing the renal oxalate burden, as measured by 24 hour urinary oxalate excretion. Our Phase 2 clinical program was designed to identify the optimal patient population, registrational endpoint and trial design for our planned pivotal Phase 3 program. In the aggregate, our clinical development program to date has demonstrated that:

•	ALLN-177 can substantially reduce urinary oxalate excretion in patients with enteric hyperoxaluria;
•	ALLN-177 has been well-tolerated, with no drug-related serious or severe adverse events; and
•	the effect of ALLN-177 was specific to oxalate, with minimal to no changes in non-oxalate urine parameters.

The table below summarizes our clinical trial experience with ALLN-177 to date.

Summary of Completed Phase 2 Clinical Trials

Study 713—Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We completed a multi-center, randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of ALLN-177 in patients with secondary hyperoxaluria. The enrollment criteria consisted of patients with either idiopathic or enteric hyperoxaluria with at least 50 mg/24 hour in urinary oxalate, or UOx, excretion at screening, most of whom had a history of kidney stones. We designed the trial to measure the ability of ALLN-177 to reduce UOx levels in this patient population, with additional planned analysis in subgroups of secondary hyperoxaluria. The primary endpoint was reduction in UOx excretion from baseline to Week 4. We specified key secondary endpoints including a measure of time-weighted average, or TWA, 24 hour UOx excretion over the four weeks of the trial and percent change in UOx excretion from baseline to Week 4. TWA 24 hour UOx excretion is the average of all 24 hour UOx excretion values obtained while on study drug (ALLN-177 or placebo), with each value weighted for the number of days since the last urine collection. We believe this measurement better captures the durability of metabolic control. We also performed various post-hoc analyses on the data.

In the trial, 71 subjects were randomized to receive either a 7,500 unit oral dose of ALLN-177 or placebo three times per day with meals, for 28 days. A total of 67 subjects received treatment (32 ALLN-177 and 35 placebo), and comprised the modified intent-to-treat and safety populations. Subjects with enteric hyperoxaluria accounted for 34% of the ALLN-177 group (11 subjects) and 20% of the placebo group (7 subjects). Subjects with idiopathic hyperoxaluria accounted for 66% of the ALLN-177 group (21 subjects) and 80% of the placebo group (28 subjects). On average, subjects with enteric hyperoxaluria had markedly higher UOx excretion levels at baseline (103 mg/24 hour) than the subjects with idiopathic hyperoxaluria (57 mg/24 hour), and despite consuming roughly half the amount of dietary oxalate as idiopathic subjects, their baseline UOx excretion levels were approximately twice as high.

Key efficacy results from this Phase 2 clinical trial included:

•

In the overall population, reduction in 24 hour UOx excretion from baseline to Week 4 (the primary endpoint of the trial) was greater in subjects treated with ALLN-177 (LS mean[1] = —8.75 mg/24 hour) compared to subjects who received placebo (LS mean = —2.40 mg/24 hour); however, the difference between treatment groups (LS mean = —6.35 mg/24 hour) did not reach statistical significance (p2 = 0.160).

•

In the subgroup with enteric hyperoxaluria, reduction in 24 hour UOx excretion from baseline to Week 4 was substantially greater in subjects treated with ALLN-177 (LS mean = —21.31 mg/24 hour) compared to subjects who received placebo (LS mean = —4.86 mg/24 hour), and the treatment difference was LS mean = —16.45 mg/24 hour (p = 0.184). The magnitude of the treatment effect was substantially greater than what was observed in the overall population.

•

In the overall population, reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1-4 (a key pre-specified secondary endpoint of the trial) was substantially greater in subjects treated with ALLN-177 (LS mean = —9.08 mg/24 hour) compared to subjects who received placebo (LS mean = —0.96 mg/24 hour), and the difference between treatment groups was LS mean = —8.13 mg/24 hour (p = 0.016).

•

In the subgroup with enteric hyperoxaluria, reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1-4 was substantially greater in subjects treated with ALLN-177 (LS mean = —25.34 mg/24 hour) compared to subjects who received placebo (LS mean = +0.35 mg/24 hour), and the treatment difference was LS mean = —

[1]	LS mean, or least squares mean, is an average calculated based on a linear model that is adjusted for other terms, such as covariates, and is less sensitive to missing data.
[2]

A p-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less is generally considered to represent statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance.

•

In the overall population, percent reduction in 24 hour UOx excretion from baseline to Week 4 (a pre-specified secondary endpoint of the trial) was greater in subjects treated with ALLN-177 (LS mean = —10.37%) compared to subjects who received placebo (LS mean = +5.45%), and the treatment difference was LS mean = —15.81% (p = 0.016).

•

In the subgroup with enteric hyperoxaluria, percent reduction in 24 hour UOx excretion from baseline to Week 4 was substantially greater in subjects treated with ALLN-177 (LS mean = —20.21%) compared to subjects who received placebo (LS mean = +16.03%), and the treatment difference was LS mean = —36.25% (p = 0.046). The magnitude of the treatment effect was substantially greater than what was observed in the overall population.

•

In the overall population, the proportion of subjects with a > 20% reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1 to 4 (a post-hoc analysis) was greater in subjects treated with ALLN-177 (40.6%) compared to subjects who received placebo (8.6%), with an odds ratio[3], or OR, of 9.59 (p = 0.006).

[3] Odds ratio is a measure of association between an exposure and an outcome. The OR represents the odds that an outcome will occur given treatment with ALLN-177 compared to the odds of the outcome occurring in placebo subjects.

•

In the subgroup with enteric hyperoxaluria, as illustrated by the figure below, the proportion of subjects with a > 20% reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1 to 4 was substantially greater in subjects treated with ALLN-177 (63.6%) compared to subjects who received placebo (14.3%), with an OR of 9.35 (p = 0.092).

Additional key findings:

•

The trial demonstrated ALLN-177 to be well tolerated and all 32 subjects treated with ALLN-177 completed the trial. Treatment emergent adverse events, or TEAEs, were reported at a lower incidence in subjects receiving ALLN-177 (16 subjects or 50.0%) compared to subjects receiving placebo (22 subjects or 62.9%). The incidence of TEAEs that were considered related to the study drug was also lower in subjects treated with ALLN-177 (9.4%) compared with subjects who received placebo (22.9%). Among subjects with enteric hyperoxaluria, TEAEs were also reported at a lower frequency in the ALLN-177 group (6 of 11 subjects, or 54.5%) compared with the placebo group (5 of 7 subjects, or 71.4%). Similar to the overall population, GI-related TEAEs (the most common type of adverse event) were reported at a lower frequency in the ALLN-177 group (3 of 11 subjects, or 27.3%) compared with the placebo group (3 of 7 subjects, or 42.9%). While two subjects in the placebo group experienced TEAEs (nausea and dermatitis) that led to withdrawal from the trial, there were no TEAEs that led to withdrawal from the trial among the subjects treated with ALLN-177. There were no deaths, severe or serious adverse events, or SAEs, reported during the trial. There were no clinically important changes in laboratory values, vital signs or physical examinations.

•

We observed intra-individual variability in UOx excretion that may have arisen from changes in diet, metabolic activity, hydration status or other factors. Consequently, we believe TWA UOx excretion per 24 hours over the study period is a clinically meaningful endpoint because it reflects the physiological effect of metabolic control of UOx excretion over time and dampens the effect of intra-individual variability in 24 hour UOx excretion. There have been several approved metabolic disease therapies that utilized a TWA measure as the endpoint for their pivotal clinical program.

•

The effects of ALLN-177 were observed to be highly specific to oxalate, as there were minimal to no changes in other non-oxalate urine parameters, such as calcium, citrate, sodium and urinary volume, between baseline and Week 4 in subjects on ALLN-177.

•

We observed from diet recall data that subjects with enteric hyperoxaluria consumed on average more than three meals per day and more than two snacks per day. On average, they consumed 28% of their total daily oxalate intake from snacks, with snacks accounting for 40-50% of daily oxalate intake in some subjects. In the trial, subjects received either a 7,500 unit oral dose of ALLN-177 (22,500 units/day) or placebo three times per day with meals. As a result of their eating patterns, subjects in the subgroup with enteric hyperoxaluria therefore consumed a significant portion of their daily oxalate intake without treatment. Patients with enteric hyperoxaluria often have individualized dietary patterns, particularly patients following bariatric surgery, who are typically advised to eat frequent, smaller meals. These data informed our decision to tailor the dosing regimen in our planned pivotal Phase 3 clinical program for patients with enteric hyperoxaluria in order to maximize the therapeutic effect of ALLN-177. We will dose subjects in URIROX-1 with 7,500 units of ALLN-177 with each meal and/or snack, up to five times per day (up to 37,500 units/day). This dosing regimen is consistent with the eating patterns of patients with enteric hyperoxaluria and is designed to provide ALLN-177 at most meals and snacks in order to maximize the degradation of oxalate ingested.

This trial was the largest randomized controlled trial ever conducted in hyperoxaluria and key elements served as the blueprint for our planned pivotal Phase 3 program. Although the trial did not achieve the primary efficacy endpoint, we observed substantial reductions in UOx excretion in several key pre-specified secondary endpoints, particularly in patients with enteric hyperoxaluria. Moreover, due to observed variability in UOx excretion, we believe that an analytical approach based upon TWA most appropriately indicates the therapeutic effect of ALLN-177 in patients with enteric hyperoxaluria.  As a result, we chose as the primary endpoint of URIROX-1 the percent change from baseline in 24 hour UOx excretion averaged during Weeks 1-4 of the four-week treatment period.   In addition, we observed ALLN-177 to be well tolerated and highly specific to oxalate.

Study 396—Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We conducted a proof of concept clinical trial in patients with secondary hyperoxaluria. This trial was a multi-center, open-label, single arm trial to evaluate the safety and efficacy of ALLN-177 treatment in 16 patients with secondary hyperoxaluria and kidney stones, many of whom were receiving treatment in kidney stone clinics to manage kidney stone disease (e.g. low oxalate diet and high oral fluid intake, thiazide diuretics and potassium citrate). In the trial, all subjects were treated with a 7,500 unit oral dose of ALLN-177 three times per day with meals for four days.

Key results from this Phase 2 clinical trial included:

•

Subjects had an average reduction in UOx excretion of —13.92 mg/24 hour (p = 0.0084). The five subjects with enteric hyperoxaluria experienced a substantially greater average reduction in UOx excretion of —22.01 mg/24 hour as illustrated by the chart below.

•	Overall, 11 of 16 subjects, or 69%, had some reduction in UOx excretion levels, in whom the mean reduction was 23%.
•

The reduction in 24 hour UOx excretion was correlated with baseline UOx, demonstrating that subjects with higher UOx excretion levels at baseline showed greater reduction in UOx levels after taking ALLN-177, as shown in the figure below.

•

The trial demonstrated ALLN-177 to be well tolerated. No deaths, SAEs, or other significant adverse events occurred in this trial. No subject was withdrawn from the study due to an adverse event. There were no clinically significant hematology or serum biochemistry abnormal values reported during the trial.

Study 649—Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We conducted a randomized, double-blind, placebo-controlled, crossover trial with an adaptive design to evaluate the efficacy and safety of three different doses of ALLN-177 compared with placebo, administered for seven days, in subjects with kidney stones and secondary hyperoxaluria. Subjects were randomized to treatment sequences in a crossover fashion. A crossover trial is a longitudinal study in which subjects receive a sequence of different treatment arms during the course of the trial. Each treatment sequence consisted of two seven-day treatment periods separated by a seven-day washout period. Throughout the trial, each subject participated in two of the four treatment arms, which included a 1,500 unit oral dose of ALLN-177, a 3,000 unit oral dose of ALLN-177, a 7,500 unit oral dose of ALLN-177 or placebo, with meals three times a day. A total of 32 subjects were randomized; two subjects were not treated, resulting in a total of 30 subjects included in the analyses.

Randomization in the ALLN-177 low and mid-dose groups was halted after the first Adaptive Design Review Committee review of data on the first 12 subjects, resulting in only a small number of subjects in those two groups. The trial stopped enrolling in July 2016 following the second planned interim analysis once 24 subjects’ data were available, due to the inability to differentiate among the treatment arms.

A post-hoc evaluation of the data was conducted to attempt to determine factors which may have influenced the inability of ALLN-177 to demonstrate a statistically significant difference from placebo. While no clear factor was identified to account for the lack of differentiation between ALLN-177 and placebo, we believe the lack of effect may have been due to variability in dietary oxalate ingestion, measurement of UOx excretion and the complexities inherent in the short-cycle, crossover study design.

All three doses of ALLN-177 were well tolerated in this study. No deaths, SAEs, or other significant AEs occurred. One subject who received the 1,500 unit oral dose of ALLN-177 per meal three times per day experienced an SAE after the seven-day washout period during the first dosing day of ALLN-177 at the 7,500 unit oral dose that led to withdrawal from the trial. The event was considered not related to study drug by the investigator. No other subjects withdrew due to a TEAE during the trial.

Summary of Planned Pivotal Phase 3 Program and Regulatory Pathway

We are in discussions with the FDA to finalize the design of our Phase 3 clinical program for ALLN-177 in adult patients with enteric hyperoxaluria. We currently expect that this pivotal program will consist of two global, randomized, double-blind, placebo-controlled clinical trials evaluating efficacy and safety of ALLN-177 in adult patients with enteric hyperoxaluria and UOx ≥ 50 mg/24 hours.  We expect that both trials will be conducted in the United States, Canada, Europe and potentially other geographies.

In March 2018, we initiated URIROX-1 (formerly Study 301), the first of these two anticipated Phase 3 clinical trials. A total of 124 subjects are planned for randomization equally into two arms for a four-week treatment period.  Subjects will self-administer either 7,500 units of ALLN-177 or placebo with each meal or snack, up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria.  The primary endpoint of the study is percent change from baseline in 24-hour urinary oxalate (UOx) excretion averaged during Weeks 1-4, comparing ALLN-177 to placebo.  Secondary endpoints include proportion of subjects with a ≥20% reduction from baseline in 24-hour UOx excretion averaged during Weeks 1-4.  URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. We expect to announce topline data from the URIROX-1 trial in the second half of 2019.

We continue to engage with the FDA to finalize the design of URIROX-2TM   (URIROX-2) (formerly Study 302), the second, larger planned Phase 3 clinical trial, for patients with enteric hyperoxaluria and to discuss opportunities for pursuing an accelerated approval of our BLA using reduction in urinary oxalate as a reasonably likely surrogate endpoint..  Under the FDA’s accelerated approval development pathway, the agency may grant accelerated approval to a drug that treats a serious or life-threatening condition and that provides meaningful therapeutic advantage to patients over existing treatments, based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, with post-approval follow-up data used to substantiate the clinical benefit. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate clinical endpoint occurs rapidly.

The FDA has advised us that it may be willing to accept a substantial change in UOx excretion as a surrogate endpoint under the accelerated approval pathway, provided we can provide the agency with clinical data that sufficiently substantiates the likelihood of clinical benefit.  We have provided the FDA with the details of analyses we have conducted using available data collected from a third-party clinical database, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available.  However, the FDA has preliminarily agreed with our proposal to help validate the analyses presented to date with data collected from the planned URIROX-2 trial. This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval BLA for ALLN-177 using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval.  In addition, we continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction.

Subject to our ongoing dialogue with FDA, we currently expect URIROX-2 will enroll approximately 400 subjects and will randomize subjects for a minimum of 24 weeks of treatment with either ALLN-177 or placebo. We currently believe that a safety database of approximately 650 subjects in our ALLN-177 development program, including approximately 400 subjects exposed to ALLN-177, including approximately 100 of whom will be exposed for 1 year, inclusive of subjects enrolled in our prior clinical trials and approximately 525 subjects expected to be enrolled in our Phase 3 program, will be sufficient to support our planned biologic license application, or BLA, assuming favorable results in our pivotal Phase 3 clinical program. Subject to further discussion with the FDA, we currently expect to initiate URIROX-2 in the second half of 2018, with data available in the second half of 2020.

We remain in active dialogue with the FDA, and the design of the URIROX-2 trial, including the endpoints and statistical analysis plan for this study, and whether ALLN-177 may be eligible for the accelerated approval pathway, remains subject to further discussion with the FDA. For a discussion about the risks related to our planned pivotal Phase 3 clinical program, please see “Risk Factors—Risks Related to Drug Development, Regulatory Approval and Commercialization,” including, but not limited to, the specific risk factors titled “We have not yet finalized the design of our pivotal Phase 3 clinical program for ALLN-177…before we can submit a BLA for this product candidate.” and “We may attempt to secure approval from the FDA…withdraw accelerated approval.”

In addition, we have conducted Scientific Advice meetings with regulatory authorities in three countries within the European Union, and discussed the results of our Phase 2 clinical program, our proposed pivotal Phase 3 program as described above and potential pathways for regulatory approval of ALLN-177 in Europe.  Subject to future anticipated interactions with the European Medical Agency (EMA), we believe that our proposed Phase 3 program, if successful, could support the filing of a future MAA application in the European Union via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway.

Finally, the Kidney Health Initiative, or the KHI, a public-private partnership established in 2012 by the American Society of Nephrology in collaboration with stakeholders in the renal community, including the FDA, recently launched a project on oxalate disorders with the Oxalosis and Hyperoxaluria Foundation. The project, called “Identification of Appropriate Endpoints for Clinical Trials in Hyperoxaluria”, is led by John C. Lieske, M.D., FASN, of the Mayo Clinic. The Oxalosis and Hyperoxaluria Foundation is an organization dedicated to the awareness, understanding and treatment of hyperoxaluria and oxalosis for healthcare professionals, patients and their families. An anticipated output of the KHI project is a document that summarizes consensus recommendations regarding appropriate biochemical endpoints for clinical trials in hyperoxaluria.

Summary of Completed Phase 1 Clinical Trial—Study 183

We completed a single-center, double-blind, randomized, placebo-controlled crossover Phase 1 clinical trial to evaluate the safety and provide initial proof of concept of activity of ALLN-177 in healthy volunteers. We fed 33 healthy adult subjects an oxalate-rich diet in order to induce transient dietary hyperoxaluria. Each subject then received either a 7,500 unit oral dose of ALLN-177 or placebo three times per day with meals for seven days while continuing on the oxalate-rich diet. The high-oxalate diet increased baseline UOx excretion per 24 hours from a mean of 27.2 mg/24 hour to a mean 80.8 mg/24 hour. ALLN-177 demonstrated significantly reduced UOx excretion with a mean reduction of —11.54 mg/24 hour compared to placebo (p = 0.0002). The mean reduction in the 18 of 30 subjects, or 60%, defined as responders (i.e. those who had > 5 mg/24 hour reduction in UOx excretion) was —20 mg/24 hour. No deaths, SAEs, or other significant AEs occurred during this trial, and no differences in the pattern of TEAEs were observed while on ALLN-177 or placebo.

Summary of Preclinical Studies

We have completed a series of preclinical studies to assess the pharmacology and toxicology of ALLN-177. Based on the results from these studies, which demonstrated, among other things, that ALLN-177 remains in the GI tract and is not detected for systemic absorptions, we believe the preclinical program for ALLN-177 is substantially complete.

Pharmacology Studies

We have conducted an extensive pharmacology program consisting of a total of nine rodent and pig studies of ALLN-177. Our pharmacology studies provided confirmation of our hypothesis that orally administered oxalate decarboxylase, the active enzyme in ALLN-177, can reduce or normalize UOx levels by degrading both endogenously produced and dietary oxalate in rodent and pig models of hyperoxaluria and kidney damage. The pharmacology program for ALLN-177 includes five studies in rodent models of primary and enteric hyperoxaluria (e.g. Roux-en-Y gastric bypass, or RYGB bariatric surgery) and four in pig dietary models of severe and enteric hyperoxaluria, designed to mimic these disorders in humans. Results of these preclinical studies demonstrated that ALLN-177 was well tolerated and reduced or normalized UOx excretion in a dose-dependent manner in all forms of hyperoxaluria.

The initial pharmacology studies were completed in rodent models of primary hyperoxaluria (e.g. genetic model) and enteric hyperoxaluria (e.g. genetic and surgical models). In the primary hyperoxaluria mouse model, oxalate decarboxylase, the active enzyme in ALLN-177, was shown to be capable of acting on endogenously produced oxalate and to reduce urinary oxalate levels in a dose-dependent manner, preventing nephrocalcinosis, maintaining creatinine clearance (an important measure of kidney function) and increasing survival. In the RYGB rat model, oxalate decarboxylase reduced urine oxalate in a dose dependent manner and normalized UOx excretion.

Based on the results from testing oxalate decarboxylase in the rodent models, we and our scientific collaborators developed a pig model of hyperoxaluria to further assess the therapeutic and tolerability effects of different doses and formulations of ALLN-177, all in an effort to inform and de-risk our clinical development program in patients with hyperoxaluria. These studies were conducted in pig models of hyperoxaluria since, at the functional level, humans and pigs share many similarities with regard to kidneys, the urinary tract and the GI tract. The pig studies demonstrated that ALLN-177, administered orally with meals, reduced UOx excretion by degrading oxalate in the GI tract. Treatment was well tolerated, and resulted in mean reduction in UOx of between 12-30% relative to the control group. We observed the reduction in UOx excretion to be correlated with the severity of hyperoxaluria and treatment dose. More specifically, in a pig model where severe hyperoxaluria and hyperoxalemia were induced with an infusion of potassium oxalate salt, ALLN-177 reduced hyperoxalemia and prevented further impairment of kidney function. Finally, in a pig model where chronic dietary hyperoxaluria was induced by a human-like high oxalate diet, resulting in an above-normal increase in plasma oxalate levels, we observed that therapy with ALLN-177 normalized both plasma and urinary oxalate levels as illustrated in the figure below.

Taken together, these studies support the potential efficacy and mechanistic rationale of ALLN-177 as a novel and thus far well-tolerated treatment for reducing hyperoxaluria, hyperoxalemia, and progressive nephrocalcinosis and CKD in patients with either primary or secondary hyperoxaluria. They provide in vivo mechanistic confirmation that supports our proposed pivotal Phase 3 clinical program in adults with enteric hyperoxaluria and our Phase 2 clinical trial in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria who also have hyperoxalemia, both of which can lead to systemic oxalosis. In addition, these preclinical studies were submitted as scientific evidence to demonstrate the proof of concept for ALLN-177 as a treatment for primary hyperoxaluria, which led to the orphan drug designations for ALLN-177 for the treatment of primary hyperoxaluria by the FDA and the European Commission.

Toxicology Studies

To support our clinical development program of ALLN-177, we conducted a total of six toxicity studies in rats and dogs. These studies demonstrated that ALLN-177 was well tolerated in animals. We conducted our first two studies which demonstrated that oral administration of ALLN-177 for 14 days was well tolerated in animals at doses up to 200 mg/kg/day (which corresponds to 2,000 units/kg/day). We also performed an additional 2-week repeated dose toxicology study of ALLN-177 in rats at doses up to 4,860 units/kg/day, approximately 13 times the dose used in our Phase 1 clinical trial of ALLN-177, for a 60 kg subject.

To support clinical trials of longer duration, we conducted two 28-day repeat-dose toxicology studies in rats and dogs. These studies demonstrated that twice-daily oral administration of ALLN-177 was well tolerated for 28 consecutive days at 520 mg/kg/day. The NOAEL, or no-observed-adverse-effect-level, or highest concentration of drug which caused no detectable adverse effect, was 7,000 units/kg/day in both species. This concentration was approximately 18 times the highest dose used in Study 713, our 28-day Phase 2 clinical trial, for a 60 kg subject.

We have also completed a six month chronic toxicology study of ALLN-177 in rats. It demonstrated that twice-daily oral administration of ALLN-177 was well tolerated for 26 consecutive weeks at 520 mg/kg/day (6,618 units/kg/day) with the NOAEL approximately 11 times greater for a 60 kg subject than we expect to use in our planned pivotal Phase 3 clinical program. In each study, the NOAEL was the highest dose evaluated in that particular study.

Based on the results from these studies, which demonstrated, among other things, that ALLN-177 is not systemically absorbed, and feedback from the FDA, we believe the preclinical program for ALLN-177 is substantially complete, and no carcinogenicity, genotoxicity, or reproductive toxicity studies are planned.

In connection with our preparations for our planned pivotal Phase 3 clinical program, we are considering the best mechanism to study the potential for drug-drug interactions in patients treated with ALLN-177 and also the potential effects of formate generation resulting from ALLN-177’s degradation of oxalate. Based on feedback from the FDA, we plan to conduct an in vitro assessment to evaluate the potential for systemic drug interactions. Based on extensive scientific evidence, we believe that the level of formate generation derived from ALLN-177 and oxalate is below limits generally regarded as safe. We plan to test this in humans in Study 206, as these patients have an established heavy systemic burden on oxalate and would be expected to generate formate based on ALLN-177’s mechanism of action.  The nature of additional studies, if any, will be determined by the results of these initial investigations.

Summary of Planned Phase 2 Clinical Program for ALLN-177 in Primary and Severe Hyperoxaluria

Our preclinical pharmacology studies in models of primary hyperoxaluria have demonstrated that ALLN-177 significantly reduced oxalate levels in the urine and plasma. The FDA has granted separate orphan drug designations for ALLN-177 for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria (primary and secondary hyperoxaluria). The European Commission has also granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria. In light of these designations, we initiated a Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary or enteric hyperoxaluria who also have hyperoxalemia, both of which can lead to systemic oxalosis, with interim data expected in the second half of 2018 and topline data anticipated in 2019.

Systemic oxalosis refers to the presence of excess oxalate throughout the body, including the bones, joints, eyes and heart, which occurs when the kidney fails to excrete oxalate from the body, leading to elevated oxalate levels in the blood and deposition in the tissues. Our Phase 2 clinical trial will utilize an open-label basket trial design with a 12-week treatment period and will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria who also have hyperoxalemia. More specifically, we plan to enroll subjects >12 years of age with primary or enteric hyperoxaluria, approximately 50% each, screened for baseline UOx excretion greater than 40 mg/24 hr and plasma oxalate levels greater than 5 µmol/L. Since these patients typically have varying degrees of renal impairment, such as CKD, dialysis subjects will be allowed, but limited to approximately 25% of total enrollment as extensive tissue oxalate deposition may obscure a potential signal of lowering plasma oxalate levels. The endpoints for this study include change from baseline in plasma oxalate and 24-hour UOx excretion. A peer-reviewed study published in the New England Journal of Medicine in 1994 demonstrated that treatment with orthophosphate and Vitamin B6 in a subset of patients with primary hyperoxaluria reduced UOx excretion by approximately 10% annually over 10 years, which showed preservation of renal function in these patients. In light of this data, we believe that the ability of ALLN-177 to degrade oxalate in the GI tract to prevent systemic oxalate absorption and therefore decrease the renal oxalate burden is well suited for testing in this patient populations. If ALLN-177 can reduce urine and plasma oxalate levels in these patients, it may be able to diminish the amount of systemic oxalate available for calcium oxalate crystal formation and deposition in the kidney and other organs or tissues.

Other Potential Indications for ALLN-177—Idiopathic Hyperoxaluria

We believe the mechanism of action of ALLN-177, which is designed to degrade oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria where excess oxalate absorption is driven by an underlying GI disorder. While hyperabsorption of oxalate is typically a characteristic of enteric hyperoxaluria, we believe there is a subgroup of patients with idiopathic hyperoxaluria that hyperabsorbs oxalate from their diets at levels similar to those patients with enteric hyperoxaluria. We confirmed these pathophysiological traits in both enteric and idiopathic patients in a prospective controlled clinical trial designed to identify patients who hyperabsorb oxalate (Study 204) in 22 patients with secondary hyperoxaluria, with no study drug administration. Although subjects with enteric hyperoxaluria had greater average oxalate absorption than the subjects with idiopathic hyperoxaluria, approximately 40% of the subjects with idiopathic hyperoxaluria approached absorption levels observed in subjects with enteric disorders. Consequently, although we are initially targeting ALLN-177 for patients with enteric hyperoxaluria, we believe the product candidate holds promise in treating the subset of patients with idiopathic hyperoxaluria who hyperabsorb oxalate.

ALLN-346

Overview of Hyperuricemia & Gout

Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia can be a predisposing condition for gout and kidney stones, and is also intricately linked with various metabolic disorders, including hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance and obesity. Hyperuricemia may also be an independent risk factor for cardiovascular disease.

Gout is a kind of arthritis caused by excess uric acid in the blood. When uric acid levels in the blood are too high, hard crystals may form in the joints, causing attacks of sudden burning pain, stiffness, and swelling. These attacks can happen over and over unless gout is treated. Over time, they can harm joints, tendons, and other tissues.

Current Therapeutic Options and Their Limitations

The gout market is incompletely served by existing therapies. Several of the current drugs approved for gout raise concerns over lack of efficacy or increased toxicity in patients with reduced kidney function. There are approximately 850,000 hyperuricemia patients with moderate to severe CKD on urate lowering therapy of which approximately 375,000 have uncontrolled gout. Hyperuricemic and gout patients with renal impairment are more challenging to manage due to limitations of existing therapies. These limitations include poor tolerability, reduced efficacy, dose restriction and contraindications. Co-morbidities (e.g. cardiovascular disease) are common in this patient population and may also limit urate lowering therapeutic options. Accordingly, there is a significant unmet need for a safe and effective therapy that can be used in patients with renal impairment.

Our Solution

Our second product candidate, ALLN-346, is designed to be a first-in-class, orally-administered non-absorbed urate-degrading enzyme. ALLN-346 is a recombinant, mutant formulation of urate oxidase designed to be active in humans and have greater stability and/or activity than naturally occurring enzymes. We have developed ALLN-346 to degrade urate in the GI tract and in turn, reduce the urate burden on the impaired kidney and lower the risk of urate related complications, including gouty flares and arthritis and urate-based stones in the kidney, bladder and/or urinary tract. We are initially targeting ALLN-346 for patients with hyperuricemia and moderate to severe CKD, where currently available therapeutics are insufficient. Data from prior animal studies of an unmodified urate oxidase enzyme demonstrated normalization of plasma uric acid similar to allopurinol, a drug commonly prescribed for gout patients. We initiated a preclinical proof of concept study for ALLN-346 in a hyperuricemia animal model in the fourth quarter of 2017 and are scaling our manufacturing process to support customary toxicology and additional preclinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 in the first half of 2019.

Our Proprietary Technological Approach

Expertise in Enzyme Technology

We believe our proprietary know-how in enzyme technology allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites, such as oxalate and urate, within the GI tract, thereby preventing their absorption, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden on the kidney over time.

One of the technologies that we use in our lead product candidate, ALLN-177, is protein crystallization, which stabilizes a highly active form of the oxalate degrading enzyme, oxalate decarboxylase, ensuring effective transit through the GI tract, as well as stabilization at room temperature for convenient storage. Crystallized enzymes are more stable, pure and concentrated than enzymes in solution. For example, one enzyme crystal may contain several billion molecules of the underlying enzyme. These characteristics improve storage and delivery, permitting delivery of the enzyme molecules with fewer capsules. Once an enzyme is in the crystallized state, we can formulate it for oral delivery. Within the GI tract, the crystalized enzyme is stable and protected from proteolytic degradation, yet sufficiently porous for metabolites to pass through and be degraded by the enzyme. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. For example, Renagel and Renvela, marketed by Sanofi, remove excess levels of phosphate in the body in patients with CKD by delivering drug to the GI tract, where it binds to phosphate and removes it from the body through the bowel.

Our knowledge base from ALLN-177 provides us with a useful template for our other research and preclinical programs that rely on the same fundamental science and therapeutic strategy. We anticipate that our second product candidate, ALLN-346, a first-in-class uricase enzyme, will utilize several proprietary technologies to ensure its stabilization in the GI tract as well as other attractive manufacturing, clinical and commercial attributes similar to ALLN-177.

Manufacturing

ALLN-177 is an oral, solid dosage form of crystalline recombinant oxalate decarboxylase enzyme that is produced using a combination of traditional and novel manufacturing processes. The methods of production for ALLN-177 have been carefully selected for cost-effectiveness and ease of scaling. We believe our manufacturing technology enables us to produce large quantities of our oral enzyme product candidates, sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics. Working in collaboration with top-tier development and manufacturing companies, we have completed several successive scale-ups to the manufacturing process in support of increasing clinical trial demand and in planning for commercialization.

Manufacturing biologic drugs is generally a complex and cost intensive process because they are manufactured in living systems or cells and tend to be large complex molecules. Since the living systems used to produce biologics can be sensitive to minor changes in manufacturing techniques, small process differences can significantly affect the nature of the finished biologic and, most importantly, the way it functions in the body.

Production of ALLN-177 occurs utilizing scientifically developed know-how, delivering high productivity from host bacterial cells. The entire biomass is harvested and processed through primary recovery and downstream purification unit operations, resulting in the recovery of large quantities of oxalate decarboxylase. The purified and concentrated product is crystallized, dried into a protein powder and formulated for production as an oral capsule. The oral capsule presentation has attractive properties of pharmaceutical activity and stability suitable for further development and ultimate commercial use. Over the course of our development of ALLN-177, we have been able to increase enzyme yield and activity through improvements to our manufacturing processes, thereby reducing the pill burden of our therapeutic candidate. As a result, we expect that the dosing regimen for our planned pivotal Phase 3 program will be two capsules per dosing compared to five capsules per dosing in our Phase 2 clinical program.

Drug product production starts with dried oxalate decarboxylase crystals, then uses tailored pharmaceutical techniques to blend, densify and encapsulate the product candidate, which is an oral, solid-dose formulation of the crystallized enzyme. We have secured development and supply agreements with premiere global drug product contract manufacturing organizations suited to meet the needs of commercialization for ALLN-177. Finally, we forecast cost of goods sold for ALLN-177 to be comparable to traditional oral small molecules over the course of its commercialization life cycle.

Commercialization Strategy

We hold worldwide commercialization and development rights to all of our first-in-class, oral, non-absorbed enzyme therapeutic product candidates. The FDA has granted separate orphan drug designations for our lead product candidate, ALLN-177, for the treatment of primary hyperoxaluria and for the treatment pediatric hyperoxaluria (primary and secondary hyperoxaluria). In addition, the European Commission has granted orphan designation for ALLN-177 for the treatment of primary hyperoxaluria.

ALLN-177, if approved, has the potential to be the first therapeutic option for patients with severe hyperoxaluria. We intend to independently pursue regulatory approval of ALLN-177 in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics. In addition, we plan to build a marketing organization that will conceive and implement marketing strategies for any product that we directly commercialize. The responsibilities of the marketing organization would include developing commercialization initiatives for each approved product and establishing and maintaining relationships with researchers, practitioners and key opinion leaders for rare and severe metabolic and kidney disorders.

Outside of the United States, we intend to explore collaborations to commercialize our product candidates, including ALLN-177. Depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

Competition

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam is conducting an ongoing Phase 1/Phase 2 study and has recently announced that it received Breakthrough Therapy Designation by the FDA for the treatment of patients with primary hyperoxaluria Type 1.  Dicerna is in early-stage clinical development. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is advancing Oxabact, Oxalobacter formigenes, into Phase 3 clinical trials for the treatment of primary hyperoxaluria.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover the composition of matter of our product candidates, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment, dosage forms, and dosage regimens that we identify during the course of our business. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any or our issued patents will provide sufficient protection from competitors. Any of our patents may be challenged, circumvented, or invalidated by third parties.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or the USPTO, to determine priority of invention.

Patents

As of March 1, 2018, we own or have rights in 5 issued U.S. patents,17 issued foreign patents, 5 pending U.S. patent applications, and 6 pending foreign patent applications.

With regard to ALLN-177, we have exclusively licensed from Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, one issued U.S. patent with method of use claims directed to the reduction of oxalate in a mammal by orally administering a composition containing uncrosslinked oxalate decarboxylase crystals, which is scheduled to expire in 2027, without taking a potential patent term extension into account. This U.S. patent belongs to a family of patents that includes a granted Canadian patent and a granted European patent, which has been validated in a number of countries including Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, and the UK; and a patent application pending in China. This patent family also includes a U.S. patent with method of use claims directed to a method of reducing oxalate with oxalate decarboxylase crystals in an extracorporeal device, which is scheduled to expire in 2027, without taking a potential patent term extension into account.

In addition, we own two U.S. patents One with composition of matter claims directed to a pharmaceutical composition comprising biologically active uncrosslinked oxalate decarboxylase crystals, which is scheduled to expire in 2027, without taking a patent term extension into account; and another with composition of matter claims directed to a capsule containing crystals of spray-dried oxalate decarboxylase and method of use claims directed to a method of reducing oxalate in a mammal suffering from a disorder, e.g., primary hyperoxaluria and enteric hyperoxaluria, using such a capsule, which is scheduled to expire in 2034, without taking a potential patent term extension into account.

Another family of patent applications that we own are pending in the U.S., Canada, Europe, Israel and Japan with composition of matter claims directed to a composition comprising a peritoneal dialysis solution and uncrosslinked crystals of oxalate decarboxylase for use in reducing oxalate during a dialysis-based treatment, which, if granted, would be scheduled to expire in 2034, without taking a patent term extension into account.

With regard to ALLN-346, we own a U.S. provisional patent application with composition of matter claims directed to novel recombinant uricase enzymes and method of use claims directed to treating certain diseases associated with elevated levels of uric acid with such enzymes. A U.S. patent claiming the benefit of the provisional application, if issued, would be expected to expire in 2038, without taking a patent term extension into account.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. For example, it is possible that an issued U.S. patent covering ALLN-177 or its use may be entitled to a patent term extension. If ALLN-177 receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of a patent that covers the approved product. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, certain aspects of our manufacturing procedures. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Althea License Agreement

In March 2012, we entered into a license agreement with Althea, as amended in March 2016, pursuant to which Althea granted us an exclusive, worldwide, royalty-bearing, sublicensable license under specified intellectual property rights relating to, among other things, oxalate decarboxylase and ALTU-237, now called ALLN-177, to develop, use, make, have made, market, offer to sell, sell, have sold, distribute, import or otherwise exploit licensed products. Althea expressly retains all rights under the licensed patents that are not granted to us under the agreement, which we refer to as Althea’s retained rights. We have the right to sublicense our licensed rights, provided that each sublicense agreement must be in writing and consistent with the terms of the license agreement. We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products for the treatment of hyperoxaluria.

Under the license agreement, we reimbursed Althea for patent-related fees and costs totaling $0.1 million in the aggregate and have issued to Althea a total of 88,186 shares of our common stock. Althea is entitled to receive regulatory milestone payments totaling up to $31.0 million in the aggregate. We are also obligated to make additional payments to Althea of up to an aggregate of $25.0 million based upon the occurrence of certain sales milestones. Althea is entitled to receive mid-single-digit percentage royalties on net sales of licensed products, made by us, our affiliates, or our sublicensees, subject to certain reductions for any royalty payments required to be made by us to acquire patent rights, however, such royalty payments cannot be reduced below an aggregate minimum floor. The milestone payments are not creditable against royalties. The royalty term will expire on a licensed product-by-licensed product and country-by-country basis upon the later of the expiration of the last-to-expire valid patent claim that covers the composition, manufacture, or use of such licensed product in such country, or the tenth anniversary of the date of the first commercial sale of such licensed product in such country.

We have the first right, but not the obligation, to prosecute, defend, maintain and enforce certain product-specific patent rights licensed under the agreement, and Althea has the exclusive right to prosecute, defend, maintain and enforce all other licensed patent rights. If we are controlling any lawsuits regarding the licensed patents, we cannot enter into a settlement without the prior written consent of Althea. Any sums recovered in such lawsuits will be shared between us and Althea. Unless terminated earlier, the term of the license agreement will expire on date of the last-to-expire royalty term. We have the right to terminate the agreement for convenience upon 60 days prior written notice to Althea. Either party may terminate the agreement after a 60-day notice period in the event of an uncured material breach by the other party. If we terminate the agreement for convenience or if Althea terminates the agreement for cause, we grant Althea a right of first negotiation, exercisable for the 30-day period after such termination, to obtain an exclusive license to certain patent rights and data controlled by us that are related to the licensed products and to have all investigational new drug applications, or INDs (other than the IND for ALLN-177), transferred to Althea.

In addition, pursuant to a letter agreement we entered into with Althea in June 2017, and subject to a fully paid-up exclusive worldwide license that we grant to Althea with respect to Althea’s retained rights, Althea assigned certain U.S. patent rights to us. We agreed to continue to comply with our obligations under the license agreement, including our obligation to make milestone and royalty payments to Althea. Upon any termination or expiration of the license agreement, we are obligated to assign such patent rights back to Althea.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. In addition, some jurisdictions regulate the pricing of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the U.S. Food and Drug Administration’s, or FDA’s, refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	nonclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

•	satisfactory completion of any FDA audits of the nonclinical and clinical study sites to assure compliance with GLPs and GCPs, respectively, and the integrity of clinical data in support of the BLA;
•	payment of user fees and securing FDA approval of the BLA and licensure of the new biologic product; and
•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Nonclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the nonclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

As a result, submission of the IND may result in the FDA not allowing the trial to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. A complete clinical hold issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigation may proceed. This could cause significant delays or difficulties in completing planned clinical trials in a timely manner.  A partial clinical hold places restrictions on a clinical trial, such as limiting the doses administered or the duration of the trial. The FDA may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of the BLA so long as the clinical trial is well-designed and well-conducted in accordance with GCP, including review and approval by an independent ethics committee, and the FDA is able to validate the study data through an onsite inspection, if necessary.

Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Manufacturers may have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, nonclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of nonclinical and clinical study sites to assure compliance with GLPs and GCPs, respectively, the FDA may issue an approval letter, denial letter, or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA may issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. The FDA issues a denial letter if it determines that the establishment or product does not meet the agency’s requirements.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The 21st Century Cures Act

The 21st Century Cures Act, which was signed into law in December 2016, requires the FDA to establish a process for the qualification of drug development tools that may be used to support or obtain licensure of a biological product or support of the investigational use of a biological product. A drug development tool includes a biomarker, a clinical outcome assessment, and any other method, material, or measure that the FDA determines aids drug development and regulatory review. A biomarker is a characteristic, such as a physiologic, pathologic, or anatomic characteristic or measurement, that is objectively measured and evaluated as an indicator of normal biological processes, pathologic processes, or biological responses to a therapeutic intervention and includes a surrogate endpoint. A clinical outcome assessment is a measurement of a patient’s symptoms, overall mental state, or the effects of a disease or condition on how the patient functions and includes a patient-reported outcome.

The 21st Century Cures Act also requires that, for approval of any BLAs submitted after June 12, 2017, the FDA shall make public a brief statement regarding the patient experience data and related information, if any, submitted and reviewed as part of the application. Patient experience data includes data that are collected by any persons, including patients, family members and caregivers of patients, patient advocacy organizations, disease research foundations, researchers and drug manufacturers, and are intended to provide information about patients’ experiences with a disease or condition, including the impact of such disease or condition, or a related therapy, on patients’ lives and patient preferences with respect to treatment of such disease or condition.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A biologic product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, untitled letters or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Drug Designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States. The FDA has granted Orphan Drug Designation to ALLN-177 for the treatment of primary hyperoxaluria and pediatric hyperoxaluria. This includes both children with secondary hyperoxaluria, attributable to excess GI absorption of oxalate, as well as the rare condition primary hyperoxaluria, a genetic defect of one of several liver enzymes.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development, or OOPD, at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, nine biosimilar products have been approved by the FDA for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Patent Term Restoration and Extension

A patent claiming a new biologic product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of a marketing application, plus the time between the submission date of a marketing application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply in 2019 with a three-year transition period. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the European Medicines Authority, or EMA, or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, nonclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies (so called health technology assessments, or HTAs) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In May 2017, the House of Representatives passed legislation to repeal and replace parts of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Thus, the full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Additional regulation

In addition to the foregoing, state, and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling, and disposal of various biologic, chemical, and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in third countries that impose similar obligations.

Employees

As of March 1, 2018, we had 34 full-time employees, including 8 employees with Ph.D. or M.D. degrees.  26 of our employees are engaged in research and development activities and 8 are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We occupy approximately 7,795 square feet of office space in Newton, MA under a lease that expires in December of 2020. In addition, we occupy approximately 5,133 square feet of laboratory space in Sudbury, MA under a lease that expires in February 2019. We have an option for an additional approximately 2,029 square feet of laboratory space at the Sudbury facility. We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2011. Our principal executive offices are located at One Newton Executive Park, Suite 202, Newton, MA 02462 and our telephone number is (617) 467-4577. Our website address is www.allenapharma.com. The information contained on our website, or that can be accessed through our website, is not a part of this prospectus and is not incorporated by reference into this prospectus. You should not rely on any such information in deciding whether to purchase our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Information and Segments

The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II—Item 8—Financial Statements and Supplementary Data.” We operate in one business segment. See Note 2 to our consolidated audited financial statements included in this Annual Report. For financial information regarding our business, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

Available Information

Our Internet address is www.allenapharma.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission, or the SEC, at 1-800-SEC-0330. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Drug Development, Regulatory Approval and Commercialization

We are heavily dependent on the regulatory approval of ALLN-177 in the United States and Europe, and subsequent commercial success of ALLN-177, both of which may never occur.

We are a late-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the regulatory approval and commercial success of ALLN-177 in one or more of the indications for which we seek approval. Our ability to generate revenues in the near term will depend on our ability to obtain regulatory approval and successfully commercialize ALLN-177 on our own in the United States, the first country in which we intend to make ALLN-177 available for sale, if approved. We may experience delays in obtaining regulatory approval in the United States for ALLN-177, if it is approved at all, and our stock price may be negatively impacted. Even if we receive regulatory approval, the timing of the commercial launch of ALLN-177 in the United States is dependent upon a number of factors, including, but not limited to, hiring sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of marketing and distribution infrastructure.

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

We have not yet finalized the design of our pivotal Phase 3 clinical program for ALLN-177, including the primary and secondary endpoints and the statistical analyses for our second of two planned Phase 3 clinical trials (the URIROX-2 trial), and whether ALLN-177 may be eligible for the accelerated approval pathway remains subject to further discussion with the FDA. The FDA and comparable foreign regulators may not agree with our proposed Phase 3 clinical program, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit a BLA and comparable foreign applications for this product candidate.

In March 2018, we initiated URIROX-1TM (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application (BLA) for ALLN-177 in patients with enteric hyperoxaluria.  However, we remain in active in discussions with the FDA to finalize the design of our pivotal Phase 3 program for ALLN-177, including the primary and secondary endpoints and the statistical analyses for the second of our two planned Phase 3 clinical trials (the URIROX-2 trial). There can be no assurance that we will reach agreement with the FDA on our Phase 3 clinical program as currently proposed.

For our URIROX-2 trial, we have proposed as a primary endpoint the percent change from baseline in 24-hour UOx excretion averaged during Weeks 1-4, comparing ALLN-177 to placebo.  The FDA has advised us that it may be willing to accept a substantial change in 24 hour UOx excretion as a surrogate endpoint in patients with secondary hyperoxaluria, especially patients with enteric hyperoxaluria, a prior history of kidney stones and very high baseline levels of UOx excretion. However, the FDA has also advised us that we have not yet provided sufficient data regarding UOx excretion necessary to support its use as a surrogate endpoint for these clinical trials and questioned whether changes in UOx of the magnitude expected would be reasonably likely to predict clinical benefit.  We have provided the FDA with the details of analyses we have conducted using available data collected from a third-party clinical database, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available and whether other factors may play a role in the production of kidney stones.  However, the FDA has preliminarily agreed with our proposal to help validate the analyses presented to date with data collected from the planned URIROX-2 trial. This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval BLA for ALLN-177 using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval.  In addition, we continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction. We remain in active dialogue with the FDA, and the design of the URIROX-2 trial, including the endpoints and statistical analysis plan for this study, and whether ALLN-177 may be eligible for the accelerated approval pathway, remains subject to further discussion with the FDA.

If the FDA agrees to accept a change in TWA 24 hour UOx excretion as surrogate endpoint for our pivotal Phase 3 program under the accelerated approval pathway, we will be required to provide study data on longer term clinical follow up from trial patients, or conduct a separate clinical outcomes trial, to confirm the clinical benefit predicted by the biochemical therapeutic response demonstrated in our Phase 3 clinical trials. The FDA may require demonstration that we have initiated or made substantial progress in our clinical follow up of trial subjects, or any such clinical outcomes trial, prior to the submission of our BLA for accelerated approval of ALLN-177.  The FDA notes in its guidance that when the same trial is used to support accelerated approval and verify clinical benefit, the data to verify the clinical benefit may be, in some cases, nearly complete by the time of accelerated approval.  If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for ALLN-177. Moreover, the FDA may require us to make other changes to our proposed design of our Phase 3 clinical program for ALLN-177, including expanding the number of patients and/or treatment period evaluated or running one or more additional clinical trials prior to the submission of a BLA. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

Similarly, our planned Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our planned Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our planned Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

If we choose to pursue accelerated approval, we intend to seek further feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint for our planned pivotal Phase 3 clinical program is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the additional feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of hyperoxaluria, our ability to seek and obtain accelerated approval for ALLN-177 in the same or similar indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We have engaged in discussions with the FDA during our end of Phase 2 meeting, and subsequently, regarding the design of our planned pivotal Phase 3 clinical program for ALLN-177 in adult patients with enteric hyperoxaluria. While we have received initial feedback, we do not yet have definitive feedback from the FDA on the proposed primary endpoint of our second of two planned pivotal Phase 3 clinical trials (the URIROX-2 trial), the measure of what is clinically meaningful in respect of this endpoint, secondary endpoints and the requisite data necessary to justify an approval, including use of our proposed primary endpoint as a surrogate endpoint as part of an accelerated approval. Furthermore, the FDA has discretion to reserve judgment on whether our endpoint and the results seen in our planned pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews our BLA several years from now.

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

In addition, we are planning to conduct a Phase 2 clinical trial of ALLN-177 utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We have not yet evaluated ALLN-177 in patients with primary hyperoxaluria and as such we have not yet demonstrated proof-of-concept in this patient population. Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our planned Phase 2 trials will have elevated urinary oxalate levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our planned pivotal Phase 3 clinical program, Study 206 or any other future trials that we may conduct may successfully demonstrate ALLN-177 or any future product candidate’s safety and efficacy.

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

Our planned pivotal Phase 3 clinical program for ALLN-177 consists of two Phase 3 clinical trials of ALLN-177 in adult patients with enteric hyperoxaluria. We are in discussions with the FDA and have conducted scientific advisory meetings with regulatory authorities in three countries within the European Union. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other comparable foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by ALLN-177) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of ALLN-177, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

Patient enrollment may be affected by other factors including, but not limited to:

•	the severity of the disease under investigation;
•	the design of the clinical trial;
•	the size and nature of the patient population;
•	the eligibility criteria for the clinical trial in question;
•	the availability of appropriate screening tests for study subjects;
•	the perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;
•	clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies or treatment approaches;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will not complete a clinical trial;
•	the patient referral practices of physicians;
•	the ability of patients to comply with the protocol, including capsule and timing regimen and urine collection requirements;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•	the extent to which our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates.

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

If the FDA, the EMA or a comparable foreign regulator approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary or mandatory drug recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of drug approvals;
•	drug seizure or detention, or refusal to permit the import or export of the drug; and
•	injunctions or the imposition of civil or criminal penalties.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. Alnylam is conducting an ongoing Phase 1/Phase 2 study and has recently announced that it received Breakthrough Therapy Designation by the FDA for the treatment of patients with primary hyperoxaluria Type 1.  Dicerna is in early-stage clinical development. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is advancing oxabact, Oxalobacter formigenes, into Phase 3 clinical trials for the treatment of primary hyperoxaluria.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any one of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	the potential absence of the results of a late-stage clinical trial with a clinically meaningful primary endpoint;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
•	limitations or warnings, including distribution or use restrictions, contained in the product's approved labeling;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product's convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	the strength of our sales, marketing and distribution support;
•	the approval of other new products for the same indications;
•	changes in the standard of care for the targeted indications for the product;
•	the timing of market introduction of our approved products as well as competitive products;
•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

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

As of March 1, 2018, we had 37 full-time, part-time, or short-term employees. Our focus on the development of ALLN-177 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop ALLN-177 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing ALLN-177, which could harm our business, operating results and financial condition. Expansion of our business into the EU and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing ALLN-177, if approved, in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize ALLN-177 in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;
•	varying pricing in different foreign markets, which could adversely affect pricing in the United States or other countries;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer collection times for accounts receivable;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	the imposition of governmental price controls, political and economic instability, trade restrictions and changes in tariffs;
•	foreign currency exchange rate fluctuations;
•	our customers' ability to obtain adequate reimbursement for ALLN-177 in foreign markets at all, either at all or at prices that exceed our costs; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

The manufacture and packaging of pharmaceutical products, such as ALLN-177, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing ALLN-177 and willing to do so. We may not be able to identify or secure contracts with manufacturers with suitable capability to manufacture ALLN-177 according to FDA requirements on favorable terms or at all. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary or mandatory recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture ALLN-177, including the specific bacterial strains that are used to manufacture the oxalate decarboxylase enzyme, which is an active ingredient in ALLN-177.

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

•

the federal physician payment transparency requirements, sometimes referred to as the "Sunshine Act" under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children's Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Affordable Care Act and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans;
•	the definition of "average manufacturer price" was revised for reporting purposes, which could increase the amount of Medicaid drug rebates by state;
•

the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the "donut hole"; and
•

pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company's market share of prior year total sales of branded products to certain federal healthcare programs. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, participants in our clinical trials, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management's attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	increased FDA warnings on product labels;
•	the inability to commercialize our product candidates; and
•	decreased demand for our product candidates, if approved for commercial sale.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If ALLN-177 or our other product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such product candidates;
•	regulatory authorities may require the addition of labeling statements, such as a "boxed" warning or a contraindication;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing ALLN-177 and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of any of our future program collaborators.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $21.7 million, $24.5 million and $14.2 for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had an accumulated deficit of $82.0 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and a credit facility with Silicon Valley Bank, or SVB.  We have devoted substantially all of our financial resources and efforts to research and development of ALLN-177 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ALLN-177. As of December 31, 2017, we had working capital of $88.5 million and capital resources consisting of cash and cash equivalents of $94.5 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of ALLN-177 and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ALLN-177 and any future product candidates.

We believe that our existing cash and cash equivalents as of December 31, 2017 will enable us to fund our operating plan into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•

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

As of December 31, 2017, we had $9.7 million of outstanding borrowings under our credit facility with SVB. We are required to make payments of principal and interest on these borrowings in monthly installments through May 2020. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from SVB.

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

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	the success of competitive drugs or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures,
•	collaborations or capital commitments;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, and our performance in relation to such estimates;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this "Risk Factors" section.

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

As of March 1, 2018, our executive officers, directors and principal stockholders collectively controlled approximately 73.5% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our IPO prospectus lapse, the trading price of our common stock could decline significantly. As of March 1, 2018, we have 20,695,556 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, 5,350,302 shares of common stock are freely tradable, without restriction, in the public market.

After the lock-up agreements pertaining our IPO expire, an additional 15,328,186 shares will be eligible for sale in the public market. In addition, the 1,508,124 shares subject to outstanding options under our stock option plans as of December 31, 2017, the 2,030,221 shares reserved for future issuance under our stock option plans and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our IPO, holders of approximately 13,945,509 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock,

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The effects of recently enacted tax legislation and other legislative, regulatory and administrative developments to our business are uncertain. Increased costs related to such developments could adversely affect our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA makes major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions on our business and stockholders.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes as a result of our IPO or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $77.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.  The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately 7,795 square feet of office space in Newton, MA under a lease that expires in December of 2020. In addition, we occupy approximately 5,133 square feet of laboratory space in Sudbury, MA under a lease that expires in February 2019. We have an option for an additional approximately 2,029 square feet of laboratory space at the Sudbury facility. We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading under the symbol “ALNA” on the NASDAQ Global Select Market on November 2, 2017. Prior to that time, there was no public market for our common stock. Our common stock in our initial public offering priced at $14.00 per share on November 1, 2017. The following table sets forth on a per share basis, for the periods indicated, the low and high close prices of our common stock as reported by the NASDAQ Global Select Market for our fiscal year ended December 31, 2017 since our initial public offering.

Year ended December 31, 2017	High	Low
Fourth Quarter (from November 2, 2017)	$15.40	$8.66

On March 1, 2018, the last reported sales price of our common stock on the Nasdaq Global Select Market was $6.30 and as of March 1, 2018, there were approximately 33 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our loan and security agreement with SVB, we are prohibited from paying cash dividends without the prior written consent of SVB. Moreover, any future indebtedness that we may incur could preclude us from paying dividends. Any future determination to pay dividends will be made at the discretion of our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from November 2, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on November 2, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities which were not registered under the Securities Act:

1.

We issued stock options to purchase an aggregate of 201,997 shares of our common stock, with a weighted-average exercise price of $5.25, to our employees, directors and consultants pursuant to our 2011 Stock Incentive Plan.

2.

We issued an aggregate of 24,277 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $0.75 upon the exercise of stock options and stock awards.

We deemed the issuances in paragraphs (1) and (2) above to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. Each of the recipients of securities in any transaction exempt from registration had ether received or had adequate access, through employment, business or other relationships, to information about us.

All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of these transactions.

Use of Proceeds from Initial Public Offering

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO at a price to the public of $14.00 per share. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased an additional 16,969 shares of our common stock.  We received approximately $67.0 million in net proceeds from our IPO after deducting $7.9 million of underwriting discounts, commissions and offering costs.  The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-220857), which was filed with the SEC on October 6, 2017 and amended subsequently and declared effective by the SEC on November 1, 2017. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Credit Suisse Securities, LLC (USA), Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers for the offering.  Wedbush PacGrow acted as the co-manager for the offering.

We raised approximately $67.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.  None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 6, 2017. As of December 31, 2017, the funds received were held as cash equivalents.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the information under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period and are not necessarily indicative of results to be expected for a full year or any other interim period.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$15,519	$20,103	$11,540
General and administrative	5,431	4,083	2,365
Total operating expenses	20,950	24,186	13,905
Other income (expense):
Interest income (expense), net	(443)	(200)	(335)
Other income (expense), net	(257)	(121)	(7)
Other income (expense), net	(700)	(321)	(342)
Net loss	$(21,650)	$(24,507)	$(14,247)
Net loss per share attributable to common stockholders — basic and diluted (1)	$(4.80)	$(18.35)	$(11.35)
Weighted-average common shares outstanding — basic and diluted	4,520,337	1,339,254	1,258,123

(1)

See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share of common stock.

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$94,494	$48,755	$69,011
Working capital (1)	88,490	46,025	64,735
Total assets	96,249	49,479	70,008
Loan payable, net of current portion and discount	5,516	9,409	3,932
Convertible preferred stock	—	95,727	95,658
Total stockholders' equity (deficit)	82,870	(59,277)	(34,969)

(1)

We define working capital as current assets less current liabilities.  See our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease. Our lead product candidate, ALLN-177, is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, CKD and other serious kidney diseases. There are currently no approved therapies for the treatment of hyperoxaluria. We have conducted a robust clinical development program of ALLN-177, including three Phase 2 clinical trials, and are in discussions with the U.S. Food and Drug Administration, or the FDA, to finalize the design of our planned pivotal Phase 3 program in enteric hyperoxaluria.  In March of 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application (BLA) for ALLN-177 in patients with enteric hyperoxaluria. We expect to announce topline data from this trial in the second half of 2019.   We continue to engage with the FDA to finalize the design of URIROX-2TM (URIROX-2) (formerly Study 302), the second, larger planned Phase 3 clinical trial, and to discuss opportunities for pursuing an accelerated approval pathway for our planned BLA submission for ALLN-177 in patients with enteric hyperoxaluria.

On November 6, 2017, we completed our IPO, in which we issued and sold 5,333,333 shares of our common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased 16,969 shares of our common stock, for aggregate gross proceeds of $0.2 million.  As a result of the IPO, we received approximately $67.0 million in net proceeds after deducting $7.9 million of underwriting discounts and commissions and offering costs.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, ALLN-177. We do not have any products approved for sale and have not generated any revenue to date. As of December 31, 2017, we had cash and cash equivalents totaling $94.5 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $21.7 million, $24.5 million and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $82.0 million. We anticipate that our expenses will increase significantly as we:

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;
•	costs incurred under agreements with third parties, including CROs, that conduct research and development, preclinical studies and clinical trials on our behalf;
•	costs related to production of preclinical and clinical materials, including fees paid to CMOs;
•	consulting, licensing and professional fees related to research and development activities;
•	costs of purchasing laboratory supplies and non-capital equipment used in our research and development activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

The following table summarizes our research and development expenses by program (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
ALLN-177 external costs	$9,764	$16,057	$9,059
ALLN-346 external costs	611	312	—
Employee compensation and benefits	4,218	3,074	2,018
Other	926	660	463
Total research and development expenses	$15,519	$20,103	$11,540

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $49.4 million of external research and development costs for ALLN-177. We expect that our research and development costs will continue to increase for the foreseeable future as we initiate additional clinical trials of ALLN-177, scale our manufacturing processes and advance development of ALLN-346.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of non-cash changes in the fair value of warrants issued in connection with our credit facility.  The preferred warrants converted upon the closing of our IPO and therefore became exercisable into common stock instead of convertible preferred stock. The warrants met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).  As a result, we will no longer need to recognize any changes to the fair value of the warrants through other income (expense).

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and CMOs in connection with research and development activities for which we have not yet been invoiced.

We contract with CROs and CMOs to conduct clinical and manufacturing and other research and development services on our behalf. We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs or CMOs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees and directors for their services on the board of directors. We account for stock-based awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

Pursuant to ASC 718, we measure stock-based awards granted to employees and members of the board of directors at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

Pursuant to ASC 505-50, we measure stock-based awards granted to consultants at fair value as the awards vest and recognize the resulting value as expense during the period the related services are rendered, which is typically the vesting period. At the end of each financial reporting period prior to completion of the service, we re-measure the unvested portion of these awards using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model uses the following inputs: the fair value of our common stock, the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Due to the lack of a public market for our common stock prior to our IPO and a lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under this approach, the weighted-average expected option term is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options. We utilize this method due to lack of historical exercise data and the “plain-vanilla” nature of our stock-based awards. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9% – 2.3%	1.3% – 1.7%	1.8% – 1.9%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.6 – 6.3	5.4 – 6.4	6.25
Expected volatility	81% – 87%	77% – 84%	85%

The fair value of stock options granted to consultants was estimated on the date of grant and as the grants are remeasured over the vesting period using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Risk-free interest rate	1.9% – 2.4%	2.4%
Expected dividend yield	—%	—%
Expected term (in years)	8.9 – 10.0	10.0
Expected volatility	89% – 96%	85.0%

We did not grant any stock options to consultants during the year ended December 31, 2017. These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

In the first quarter of the year ended December 31, 2017, we made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016-09, Compensation—Stock Compensation, or ASU 2016-09. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements. In reporting periods prior to the year ended December 31, 2017, we estimated forfeitures at the time of grant and revised the forfeiture rate in subsequent periods as necessary if actual forfeitures differed from estimates.

Through December 31, 2016, the amount of stock-based compensation expense recognized in our consolidated financial statements was based on awards that were ultimately expected to vest. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.

The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$147	$68	$74
General and administrative	370	183	133
Total	$517	$251	$207

As of December 31, 2017, we had $1.8 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over weighted-average remaining vesting periods of approximately 2.4 years. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense, potential increases in the value of our common stock and expected additional stock-based awards to continue to attract and retain our employees.

Determination of Fair Value of Common Stock

As a private company with no active public market for our common stock prior to the completion of our IPO, our board of directors historically determined the fair value of our common stock on each date of grant, with input from management. Our board of directors periodically determined the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. Once a public trading market for our common stock had been established in connection with the completion of our IPO, it is no longer be necessary for us to estimate the fair value of our common stock in connection with our accounting for stock options, as the fair value of our common stock will be its trading price on The Nasdaq Stock Market.

We performed contemporaneous valuations, with the assistance of a third-party specialist, as of November 6, 2014, February 15, 2016, December 31, 2016, April 30, 2017 and August 31, 2017, which resulted in valuations of our common stock of $1.17, $1.59, $4.01, $4.88 and $5.72 per share, respectively. In conducting the valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the valuations performed, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the lack of an active public market for our common stock and convertible preferred stock;
•

the prices at which we sold shares of our convertible preferred stock in arm’s length transactions and the superior rights, preferences and privileges of the convertible preferred stock relative to our common stock, including the liquidation preferences of our preferred stock;

•	our results of operations and financial condition, including cash on hand and borrowings under our credit facility;
•	the material risks related to our business;
•	our stage of development and business strategy;
•	the composition of, and changes to, our management team and board of directors;
•

the market performance of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed initial public offerings, or IPOs, of companies in the life sciences and biotechnology sectors; and

•	the likelihood of achieving a liquidity event such as an IPO given prevailing market conditions.

Historically, the dates of our contemporaneous valuations have not coincided with the dates of our stock-based compensation grants. In determining the exercise prices of the stock options granted, our board of directors considered, among other things, the most recent contemporaneous valuations of our common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value of our common stock between the most recent contemporaneous valuation and the grant dates included the status of our stage of research and development, our operating and financial performance and current business conditions.

There were significant judgments and estimates inherent in the determination of the fair value of our common stock. These judgments and estimates were management’s best estimates and included assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, the related company valuations associated with such events and the determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per common share could have been different.

Warrant Valuation

We issued warrants to purchase shares of our Series A and Series C convertible preferred stock in conjunction with the advances made under our credit facility. These warrants were classified as liabilities as they either conditionally or unconditionally obligated us to transfer assets regardless of the timing of the redemption feature or price of the underlying convertible preferred stock. The warrants were initially recorded at their grant date fair value and were subject to revaluation at each balance sheet date. Changes in the fair value of the warrants were recorded as a component of other income (expense) in the statements of operations and comprehensive loss, until the earlier of their exercise or expiration or the completion of a liquidation event, at which time the warrant liability may be reclassified to stockholders’ (deficit) equity if the criteria for recording the warrant as an equity instrument were met.

The fair value of the warrants was estimated using the Black-Sholes model, which incorporated assumptions and estimates to value these warrants. We assessed these assumptions and estimates on a periodic basis based on information available to us on each valuation date. Such assumptions and estimates include: the fair value of the Series A and Series C convertible preferred stock, the remaining contractual term of the warrants, the risk-free interest rate applicable to the remaining contractual term, the expected dividend yield and the expected volatility of the price of the underlying common stock into which the preferred stock is convertible. We estimated the fair value of our Series A and Series C convertible preferred stock upon the issuance of the warrants and at each reporting period based upon our common stock valuations which included a derived fair value for such shares of preferred stock. We have historically been a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded comparable companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods that were approximately equal the remaining contractual term of the warrants at each reporting period. We assumed no dividend yield based on the fact that we have never paid or declared dividends, and do not expect to pay or declare dividends in the future.

Upon completion of the IPO, all outstanding shares of our preferred stock were converted to common stock. The convertible preferred warrants therefore became exercisable into common stock instead of convertible preferred stock and the warrants met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,		Dollar
	2017	2016	Change
Operating expenses:
Research and development	$15,519	$20,103	$(4,584)
General and administrative	5,431	4,083	1,348
Total operating expenses	20,950	24,186	(3,236)
Loss from operations	(20,950)	(24,186)	3,236
Other income (expense):
Interest income (expense), net	(443)	(200)	(243)
Other income (expense), net	(257)	(121)	(136)
Other income (expense), net	(700)	(321)	(379)
Net loss	$(21,650)	$(24,507)	$2,857

Research and Development Expenses

Research and development expense decreased by $4.6 million from $20.1 million for the year ended December 31, 2016 to $15.5 million for the year ended December 31, 2017. The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,		Dollar
	2017	2016	Change
Clinical development external costs	$4,059	$7,275	$(3,216)
Manufacturing external costs	3,846	7,068	(3,222)
Employee compensation and benefits	4,218	3,074	1,144
Other	3,396	2,686	710
Total research and development expenses	$15,519	$20,103	$(4,584)

The decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $3.2 million from $7.3 million for the year ended December 31, 2016 to $4.1 million for the year ended December 31, 2017.
•

Study 649 expense decreased by $2.0 million from $2.2 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017. We enrolled our first subject into the trial in September 2015, and completed enrollment in June 2016.  The majority of enrollment and CRO expenses were incurred during the year ended December 31, 2016;

•

Study 713 expense decreased by $1.3 million from $3.0 million for the year ended December 31, 2016 to $1.7 million for the year ended December 31, 2017.  We enrolled our first subject into this trial in December 2015 and completed enrollment in early 2017.  We incurred significant enrollment, CRO, and associated site costs during the year ended December 31, 2016, and incurred expenses related to the completion of this trial, finalization of the database, analysis of the data, and closeout of the trial during the year ended December 31, 2017;

•

Consulting expense decreased by $0.3 million from $1.1 million for the year ended December 31, 2016 to $0.8 million for the year ended December 31, 2017.  We required increased consulting services during the year ended December 31, 2016 to support Studies 649 and 713, and less consulting services during the year ended December 31, 2017, as the majority of the work for each study was completed during 2016; and

•

The decrease in clinical development external costs was partially offset by $0.6 million of start-up expenses associated with URIROX-1TM (formerly Study 301), during the year ended December 31, 2017, of which we did not have similar expense for the year ended December 31, 2016.

•	Our manufacturing external costs decreased by $3.2 million from $7.1 million for the year ended December 31, 2016 to $3.8 million for the year ended December 31, 2017.
•

We entered into a contract manufacturing agreement with a new CMO for the manufacturing of our ALLN-177 drug substance in June 2015. We incurred significant costs setting up the new CMO in the second half of 2015 and the duration of 2016. These start-up costs incurred at this CMO were $0.2 million and $1.7 million during the years ended December 31, 2017 and 2016, respectively;

•

Our costs for consumables and raw materials were $1.0 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2016, we purchased consumables and raw materials to supply our planned pre-engineering, engineering and clinical batches. These consumables and raw materials were expensed at the time of purchase.  During the year ended December 31, 2017, we purchased additional consumables and raw materials required for engineering and clinical batches; and

•

During the years ended December 31, 2017 and 2016, we conducted considerable process development and manufactured several pre-engineering and engineering batches of product for ALLN-177 as we scaled our manufacturing process and manufactured material for our clinical trials. Costs associated with these activities were $1.0 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively.

•

Our research and development employee compensation and benefits costs increased by $1.1 million from $3.1 million for the year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017. The increase is primarily due to an overall increase in research and development headcount. We had 22 employees in research and development at December 31, 2017 compared to 18 employees in research and development at December 31, 2016. Further, of the 18 employees in research and development at December 31, 2016, eight were hired during the year ended December 31, 2016 but were employed during the entire year ended December 31, 2017.

•	Other costs increased by $0.7 million from $2.7 million for the year ended December 31, 2016 to $3.4 million for the year ended December 31, 2017.
•

Our costs associated with the development of ALLN-346, increased by $0.3 million from $0.3 million for the year ended December 31, 2016 to $0.6 million for the year ended December 31, 2017 as we continue to advance the development of this program.

•

Our regulatory costs increased by $0.3 million from $0.2 million during the year ended December 31, 2016 to $0.5 million for the year ended December 31, 2017.  The increase in costs is primarily attributable to increased consulting services during 2017 to assist us with our communications with the FDA and various regulatory agencies in the European Union.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of ALLN-177, scale our manufacturing processes for ALLN-177 and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $1.3 million from $4.1 million for the year ended December 31, 2016 to $5.4 million for the year ended December 31, 2017. The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and 2017 (in thousands):

	For the Year Ended December 31,		Dollar
	2017	2016	Change
Employee compensation and benefits	$2,616	$1,939	$677
Consulting and professional services	1,616	843	773
Market research and commercialization planning	445	674	(229)
Other	754	627	127
Total general and administrative expenses	$5,431	$4,083	$1,348

The increase in general and administrative expense was primarily attributable the following:

•

Our employee compensation and benefits costs increased by $0.7 million. The increase was primarily related to an increase in the number of employees, including the addition of our Chief Financial Officer, who joined us in June 2016. We had eight general and administrative employees at December 31, 2017 compared to seven employees at December 31, 2016.  Our stock-based compensation expense also increased $0.2 million from $0.2 million for the year ended December 31, 2016 to $0.4 million for the year ended December 31, 2017;

•

Our consulting and professional services costs increased by $0.8 million.  The increase is primarily related to increased legal costs for general corporate purposes and intellectual property legal costs associated with ALLN-346; and

•

Our market research and commercialization planning costs decreased by $0.2 million during the year ended December 31, 2017.  During the year ended December 31, 2016, we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, interest expense charged on our outstanding debt, and amortization of our debt discount related to the fair value of the warrants and other debt issuance costs. Interest income (expense) net increased $(0.2) million from $(0.2) million for the year ended December 31, 2016 to $(0.4) million for the year ended December 31, 2017. The increase in net expense was attributable to the amortization of debt issuance costs associated with the refinancing of our credit facility in May 2016, as well as a decrease in interest income during the period due to a decrease in average cash, cash equivalents and investment balances prior to the completion of our IPO.

Other Income (Expense), net

Other income (expense), net consists primarily of non-cash changes in the fair value of warrants issued in connection with our credit facility.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,		Dollar
	2016	2015	Change
Operating expenses:
Research and development	$20,103	$11,540	$8,563
General and administrative	4,083	2,365	1,718
Total operating expenses	24,186	13,905	10,281
Loss from operations	(24,186)	(13,905)	(10,281)
Other income (expense):
Interest income (expense), net	(200)	(335)	135
Other income (expense), net	(121)	(7)	(114)
Other income (expense), net	(321)	(342)	21
Net loss	$(24,507)	$(14,247)	$(10,260)

Research and Development Expense

Research and development expense increased by $8.6 million from $11.5 million for the year ended December 31, 2015 to $20.1 million for the year ended December 31, 2016. The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2016 (in thousands):

The increase in research and development expense was primarily attributable to the following:

	For the Year Ended December 31,		Dollar
	2016	2015	Change
Clinical development external costs	$7,275	$3,517	$3,758
Manufacturing external costs	7,068	4,480	2,588
Employee compensation and benefits	3,074	2,018	1,056
Other	2,686	1,525	1,161
Total research and development expenses	$20,103	$11,540	$8,563

•	Our clinical development external costs increased by $3.8 million from $3.5 million for the year ended December 31, 2015 to $7.3 million for the year ended December 31, 2016:
•

Study 649 expense increased by $0.8 million from $1.4 million for the year ended December 31, 2015 to $2.2 million for the year ended December 31, 2016. Expenses during the year ended December 31, 2015 consisted primarily of startup and related costs and initial subject-related costs, as we enrolled our first subject in the trial in September 2015. Expenses in the year ended December 31, 2016 included a majority of the trial’s CRO and subject costs as well as close-out costs;

•

Study 713 expense increased by $2.2 million from $0.8 million for the year ended December 31, 2015 to $3.0 million for the year ended December 31, 2016. Expenses during the year ended December 31, 2015 consisted primarily of startup and related costs. We enrolled our first subject into the trial in December 2015. The trial continued for the duration of the year ended December 31, 2016 and the vast majority of subjects were enrolled during the year ended December 31, 2016, which increased our CRO and subject enrollment costs; and

•

We initiated and conducted Study 204 in the year ended December 31, 2016. Expenses for this trial were $0.5 million for the year ended December 31, 2016. There were no expenses related to this trial during the year ended December 31, 2015.

•	Our manufacturing external costs increased by $2.6 million from $4.5 million for the year ended December 31, 2015 to $7.1 million for the year ended December 31, 2016:
•

During the year ended December 31, 2016, we conducted considerable process development and manufactured several pre-engineering, engineering, and clinical trial batches of product for ALLN-177 as we scaled our manufacturing process and manufactured material for our clinical trials. Costs associated with these activities were $1.7 million in the year ended December 31, 2016. During the year ended December 31, 2015, we incurred process development costs of $0.9 million;

•

During the year ended December 31, 2016 we purchased consumables and raw materials to supply our planned pre-engineering, engineering and clinical trial batches. These consumables and raw materials were expensed at the time of purchase. Our costs for consumables and raw materials were $0.3 million and $1.7 million for the years ended December 31, 2015 and 2016, respectively; and

•

Consulting costs increased by $0.4 million from $0.2 million for the year ended December 31, 2015 to $0.6 million for the year ended December 31, 2016 to support our increased drug substance and drug product activities.

•

Our employee compensation and benefits costs increased by $1.1 million from $2.0 million for the year ended December 31, 2015 to $3.1 million for the year ended December 31, 2016. The increase is primarily due to an overall increase in research and development headcount. We had nine employees in research and development at December 31, 2015 compared to 18 employees in research and development at December 31, 2016; and

•

Other costs increased by $1.2 million from $1.5 million for the year ended December 31, 2015 to $2.7 million for the year ended December 31, 2016. We had $0.3 million of external costs for our ALLN-346 product candidate for the year ended December 31, 2016, with no comparable costs for the year ended December 31, 2015. Our project management costs also increased by $0.5 million from $0.1 million for the year ended December 31, 2015 to $0.6 million for the year ended December 31, 2016. We engaged a third party consulting firm during the fourth quarter of the year ended December 31, 2015 to provide project management consulting services, which were provided to us for the duration of the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expense increased by $1.7 million from $2.4 million for year ended December 31, 2015 to $4.1 million for the year ended December 31, 2016. The following table summarizes our general and administrative expenses for the years ended December 31, 2015 and 2016 (in thousands):

	For the Year Ended December 31,		Dollar
	2016	2015	Change
Employee compensation and benefits	$1,939	$1,319	$620
Consulting and professional services	843	500	343
Market research and commercialization planning	674	265	409
Other	627	281	346
Total general and administrative expenses	$4,083	$2,365	$1,718

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.6 million. The increase was primarily related to an increase in the number of employees, including the addition of our Chief Financial Officer, who joined us in June 2016. We had four general and administrative employees at December 31, 2015 compared to seven employees at December 31, 2016; and

•

Our market research and commercialization planning costs increased by $0.4 million. During the year ended December 31, 2016, we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177. We incurred $330,000 of costs for the year ended December 31, 2016 for this study.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.1 million from $(0.3) million for the year ended December 31, 2015 to $(0.2) million for the year ended December 31, 2016. The decrease was attributable to interest income earned on our investment portfolio attributable to investments we made after our Series C convertible preferred stock financing in November 2015, partially offset by additional interest costs associated with the refinancing of our credit facility in May 2016 and an increase in amounts outstanding under the loan in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other Income (Expense), net

Other income (expense), net consists primarily of non-cash changes in the fair value of the warrants issued in connection with our credit facility.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2017 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facility with SVB and net proceeds from our IPO of $67.0 million which was completed in November 2017. The following table provides information regarding our total cash, cash equivalents and short term investments at December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$94,494	$25,250
Short term investments	—	23,505
Total cash, cash equivalents and short term investments	$94,494	$48,755

On August 18, 2014, we entered into a loan and security agreement with SVB, or the credit facility, which was subsequently amended on December 22, 2014 and May 2, 2016. The credit facility initially provided up to $7.0 million principal in term loans, $3.8 million of which was funded at the time we entered into the original agreement and $3.2 million of which was funded in March 2015. As amended in May 2016, the loan and security agreement provides for up to $10.0 million in term loans, $7.5 million of which was funded when we entered into the second amendment to the loan and security agreement, of which we received $1.6 million in net proceeds after deducting $5.3 million for repayment of the original advances and $0.6 million for interest and debt issuance costs. The remaining $2.5 million was funded in December 2016 upon our achievement of certain milestones. The May 2016 and December 2016 advances have a floating annual interest rate equal to the greater of 4.0% or 0.5% above the prime rate. As of December 31, 2017, our outstanding borrowings under the credit facility was $9.7 million.

The repayment schedule provides for interest only payments for eighteen months, beginning in May 2016. Following the interest only period, the loan repayment schedule provides for 30 equal monthly payments of principal plus interest.  We made our first principal payment on this loan of $0.3 million in December 2017.  The loan and security agreement also provides for a final interest payment equal to 8.25% of the total which is due on the earliest of the loan maturity date, acceleration of the loan in the case of an event of default, at the time of prepayment of the facility or termination of the agreement. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 0%—2% depending upon when the prepayment occurs. The term loan facility matures on May 1, 2020.

The borrowings under the loan and security agreement are secured by a lien on all of our assets except intellectual property. The loan and security agreement contains customary representations, warranties and covenants by us, including negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

In connection with entering into the loan and security agreement, in August 2014, we granted to SVB a warrant to purchase 142,856 shares of our Series A preferred stock at an exercise price of $0.98 per share. In connection with entering into the second amendment to the loan and security agreement, in May 2016, we granted to SVB a warrant to purchase 37,736 shares of our Series C preferred stock at an ex  ercise price of $2.65 per share. Each warrant may be exercised at the option of SVB either by delivery of the exercise price in cash or by a cashless exercise, and will expire in August 2024 and May 2026, respectively. Upon the closing of the IPO, the Series A Warrants converted to common stock warrants to purchase up to 34,225 shares of common stock at an exercise price of $4.09 per share.  The Series C Warrants converted to common stock warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 per share.  On December 12, 2017, SVB exercised its warrants to purchase 34,225 shares of common stock using the cashless exercise option permitted per the terms of the warrant agreement.  We issued 24,401 shares of common stock to SVB as settlement of the warrant.  At December 31, 2017, warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 remained outstanding.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net cash used in operations	$(21,065)	$(23,394)	$(13,175)
Net cash provided by (used in) investing activities	23,417	(23,762)	5
Net cash provided by financing activities	66,892	3,395	55,295
Net increase (decrease) in cash and cash equivalents	$69,244	$(43,761)	$42,125

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $21.1 million for the year ended December 31, 2017 compared to $23.4 million for the year ended December 31, 2016. The decrease in cash used in operating activities of $2.3 million was attributable to:

•	a decrease in net loss of $2.9 million;
•

An increase in non-cash items of $0.4 million resulting primarily from increases in stock-based compensation expense, non-cash interest expense and the change in the fair market value of the warrant liability, partially offset by a decrease in amortization of premium on investments; and

•	A decrease of $1.0 million in changes in the components of working capital, including an decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $23.4 million for the year ended December 31, 2016 compared to $13.2 million for the year ended December 31, 2015. The increase in cash used in operating activities of $10.2 million was attributable to:

•	an increase in net loss of $10.3 million;
•	an increase in non-cash items of $0.3 million resulting primarily from increases in amortization of premium on investments and the change in the fair value of the warrant liability; and
•	an increase of $0.2 million in changes in the components of working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $23.4 million for the year ended December 31, 2017 compared to net cash used in investing activities of $23.8 million for the year ended December 31, 2016. The increase in cash flows from investing activities of $47.2 million was attributable to a decrease in purchases of short-term investments of $52.0 million and an increase in maturities of short-term investments of $4.8 million, as we converted short-term investments to cash and cash equivalents to fund our operations.

Net cash used in investing activities was $23.8 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $5,000 for the year ended December 31, 2015. The increase in cash used for investing activities of $23.8 million was attributable to:

•	an increase in purchases of short-term investments of $53.2 million partially offset by maturities of $29.6 million; and
•	an increase in purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $66.9 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016. The increase in cash provided by financing activities of $63.5 million was attributable to net proceeds of $67.0 million received from our recently completed IPO, partially offset by debt repayments of $0.3 million.

Net cash provided by financing activities was $3.4 million for the year ended December 31, 2016 compared to $55.3 million for the year ended December 31, 2015. The decrease in cash provided by financing activities of $51.9 million was attributable to the sale of Series C convertible preferred stock in November 2015 partially offset by a $0.9 million increase in net proceeds from the refinancing of our credit facility.

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

We believe that our cash and cash equivalents as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Credit facility (1)	$11,074	$4,377	$6,697	$—	$—
Operating lease obligations (2)	1,199	458	741	—	—
Total	$12,273	$4,835	$7,438	$—	$—

(1)	Consists of repayment obligations under our credit facility with SVB, including interest.
(2)

Represents future minimum lease payments under our non-cancelable operating leases which expire through December 2020.  The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under a license agreement with Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, which we entered into in March 2012, as amended in March 2016, we reimbursed Althea for patent-related fees of $0.1 million and issued 88,186 shares of common stock to Althea. In addition, we are obligated to pay milestone payments and royalties of a mid-single digit percentage of net sales. Milestone payments are triggered upon the achievement of specified regulatory milestones that could total up to $31.0 million and sales-based milestones that could total up to $25.0 million. The milestone payments are not creditable against royalties. Actual amounts due under the agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors. As of December 31, 2017, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We have the right to terminate the agreement for convenience upon 60 days prior written notice to Althea. As a result, no amounts are included in the table above. See “Business—Althea License Agreement” for a more detailed description of this agreement.

We enter into agreements in the normal course of business with CROs for clinical trials, CMOs for clinical supply manufacturing, professional consultants for expert advice and other vendors for other services for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017, 2016 and 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-25 of this Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements.

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3.	List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)     Exhibit Index.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 6, 2017)

3.2*	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 6, 2017)

4.1*	Form of Common Stock certificate (Incorporated by reference from Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

4.2*

Second Amended and Restated Investor Rights Agreement, by and between the Registrant and the Investors named therein, dated as November 25, 2015 (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1 filed on October 6, 2017)

4.3*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 2, 2016 (Incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1 filed on October 6, 2017)

4.4*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 18, 2014 (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.1*†	2011 Stock Incentive Plan and forms of agreements thereunder (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-1 filed on October 6, 2017)

10.2*†	2017 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.3*†	2017 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.4*†	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.5*†	Employment Agreement by and between the Registrant and Alexey Margolin (Incorporated by reference from Exhibit 10.5 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.6*†	Employment Agreement by and between the Registrant and Edward Wholihan (Incorporated by reference from Exhibit 10.6 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.7*†	Employment Agreement by and between the Registrant and Louis Brenner (Incorporated by reference from Exhibit 10.7 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.8*	Form of Indemnification Agreement, to be entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.8 to Form S-1 filed on October 6, 2017)

10.9**	Lease Agreement, by and between the Registrant and Newton Executive Park Limited Partnership, dated August 29, 2011, as amended

10.10*

Commercial Lease, by and between the Registrant and Cummings Properties, LLC, dated August 18, 2016, as amended (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1 filed on October 6, 2017)

10.11*#

License Agreement dated March 22, 2012, as amended, by and between the Registrant and Ajinomoto Althea, Inc. (f/k/a Althea Technologies, Inc.) (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form S-1 filed on October 6, 2017)

10.12*

Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 18, 2014, as amended (Incorporated by reference from Exhibit 10.12 to the Registrant’s Form S-1 filed on October 6, 2017)

10.13*†	Non-Employee Director Compensation Policy (Incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Registrant’s Form S-1 filed on October 23, 2017)

21.1*	Subsidiaries (Incorporated by reference from Exhibit 10.8 to the Registrant’s Form S-1 filed on October 6, 2017)

23.1**	Consent of Ernst & Young LLP

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2017 and 2016, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015, (c) our Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (e) the Notes to Consolidated Financial Statements

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Indicates management contract or compensation plan.
#

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2018

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Alexey Margolin, Ph.D.
Alexey Margolin, Ph.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexey Margolin, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2018
Alexey Margolin, Ph.D.

/s/ Edward Wholihan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2018
Edward Wholihan

/s/ Axel Bolte	Director	March 27, 2018
Axel Bolte

/s/ Stephen Kraus Stephen Kraus	Director	March 27, 2018

/s/ Gino Santini Gino Santini	Director	March 27, 2018

/s/ Robert Tepper, M.D. Robert Tepper, M.D.	Director	March 27, 2018

/s/ James N. Topper, M.D., Ph.D. James N. Topper, M.D., Ph.D.	Director	March 27, 2018

/s/ Robert Alexander, Ph.D. Robert Alexander, Ph.D.	Director	March 27, 2018

F	DO NOT REMOVE: FOR PAGE NUMBERING.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Allena Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allena Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Boston, Massachusetts

March 27, 2018

Allena Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$94,494	$25,250
Short-term investments	—	23,505
Prepaid expenses and other current assets	1,539	520
Total current assets	96,033	49,275
Property and equipment, net	127	169
Other assets	89	35
Total assets	$96,249	$49,479
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,724	$1,464
Loan payable, net of discount	3,870	176
Accrued expenses	1,949	1,610
Total current liabilities	7,543	3,250
Loan payable, net of current portion and discount	5,516	9,409
Warrants for the purchase of shares subject to redemption	—	267
Other liabilities	320	103
Total liabilities	13,379	13,029
Commitments and contingencies (Note 13)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2017; 18,510,200 shares authorized at December 31, 2016; 18,367,344 shares issued and outstanding at December 31, 2016	—	17,967
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2017; 19,481,270 shares authorized at December 31, 2016; 19,841,270 shares issued and outstanding at December 31, 2016	—	24,931
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2017; 20,037,736 shares authorized at December 31, 2016; 20,000,000 shares issued and outstanding at December 31, 2016	—	52,829
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2017, 75,000,000 shares authorized at December 31, 2016; 20,694,658 and 1,341,385 shares issued and outstanding at December 31, 2017 and 2016, respectively	20	1
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017; no shares issued or outstanding at December 31, 2017; no shares authorized, issued or outstanding at December 31, 2016	—	—
Additional paid-in capital	164,807	1,031
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(81,957)	(60,307)
Total stockholders’ equity (deficit)	82,870	(59,277)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$96,249	$49,479

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$15,519	$20,103	$11,540
General and administrative	5,431	4,083	2,365
Total operating expenses	20,950	24,186	13,905
Other income (expense):
Interest income (expense), net	(443)	(200)	(335)
Other income (expense), net	(257)	(121)	(7)
Other income (expense), net	(700)	(321)	(342)
Net loss	$(21,650)	$(24,507)	$(14,247)
Net loss per share attributable to common stockholders — basic and diluted	$(4.80)	$(18.35)	$(11.35)
Weighted-average common shares outstanding — basic and diluted	4,520,337	1,339,254	1,258,123
Comprehensive loss:
Net loss	$(21,650)	$(24,507)	$(14,247)
Other comprehensive income (loss):
Unrealized loss on investments	—	(2)	—
Total other comprehensive loss	—	(2)	—
Comprehensive loss	$(21,650)	$(24,509)	$(14,247)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity  (Deficit)

(in thousands, except share amounts)

										Accumulated		Total
	Series A convertible		Series B convertible		Series C convertible				Additional	other		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2014	18,367,344	$17,948	19,841,270	$24,891	—	$—	1,135,653	$1	$650	$—	$(21,553)	$(20,902)
Issuance of Series C convertible preferred stock, net of issuance costs of $218	—	—	—	—	20,000,000	52,782	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	17,394	—	7	—	—	7
Vesting of restricted common stock	—	—	—	—	—	—	162,893	—	3	—	—	3
Accretion of convertible preferred stock to redemption value	—	11	—	22	—	4	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	—	—	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	—	—	—	—	(14,247)	(14,247)
Balance at December 31, 2015	18,367,344	17,959	19,841,270	24,913	20,000,000	52,786	1,315,940	1	830	-	(35,800)	(34,969)
Exercise of common stock options	—	—	—	—	—	—	24,770	0	19	—	—	19
Vesting of restricted common stock	—	—	—	—	—	—	675	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	8	—	18	—	43	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	—	—	251	—	—	251
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,507)	(24,507)
Balance at December 31, 2016	18,367,344	17,967	19,841,270	24,931	20,000,000	52,829	1,341,385	1	1,031	(2)	(60,307)	(59,277)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	5,350,302	5	66,994	—	—	66,999
Exercise of common stock options	—	—	—	—	—	—	33,061	—	28	—	—	28
Exercise of common stock warrants	—	—	—	—	—	—	24,401	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	7	—	15	—	36	—	—	(58)	—	—	(58)
Conversion of preferred stock into common stock	(18,367,344)	(17,974)	(19,841,270)	(24,946)	(20,000,000)	(52,865)	13,945,509	14	95,771	—	—	95,785
Conversion of warrant liability to equity	—	—	—	—	—	—	—	—	524	—	—	524
Stock-based compensation	—	—	—	—	—	—	—	—	517	—	—	517
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(21,650)	(21,650)
Balance at December 31, 2017	—	—	—	—	—	—	20,694,658	20	164,807	—	(81,957)	82,870

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(21,650)	$(24,507)	$(14,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	517	251	207
Depreciation expense	73	46	98
Non-cash interest expense	351	204	167
Amortization of premium on investments	33	153	—
Loss on disposal of equipment	—	—	7
Change in fair value of warrant liability	257	132	36
Changes in assets and liabilities:
Prepaid expenses and other current assets	(984)	343	(639)
Other assets	(89)	—	—
Accounts payable	199	(525)	1,001
Accrued expenses	228	689	219
Other liabilities	—	(180)	(24)
Net cash used in operating activities	(21,065)	(23,394)	(13,175)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(102)	—
Purchases of investments	(1,247)	(53,210)	—
Maturities of investments	24,721	29,550	—
Sale of property and equipment	—	—	5
Net cash provided by (used in) investing activities	23,417	(23,762)	5
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	67,197	—	—
Proceeds from the sale of Series C convertible preferred stock, net of issuance costs	—	—	52,782
Proceeds from exercise of stock options	28	19	7
Proceeds from loan payable	—	10,000	3,250
Repayment of loan payable	(333)	(6,256)	(744)
Debt issuance costs paid	—	(368)	—
Net cash provided by financing activities	66,892	3,395	55,295
Net increase (decrease) in cash and cash equivalents	69,244	(43,761)	42,125
Cash and cash equivalents, beginning of period	25,250	69,011	26,886
Cash and cash equivalents, end of period	$94,494	$25,250	$69,011
Supplemental disclosure of non-cash activities:
Cash paid for interest	$452	$472	$193
Property and equipment purchases included in accounts payable	$11	$38	$9
Initial public offering costs included in accounts payable and accrued expenses	$199	$—	$—
Issuance of warrants in connection with loan payable	$—	$67	$7
Accretion of convertible preferred stock to redemption value	$58	$69	$37

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Allena Pharmaceuticals, Inc. (the “Company”) is a clinical stage company focused on developing non-absorbed oral enzyme therapeutics to treat metabolic conditions including hyperoxaluria and hyperuricemia.  The Company was incorporated under the laws of the State of Delaware on June 24, 2011.  The Company’s headquarters are in Newton, Massachusetts.

On November 6, 2017, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 5,333,333 shares of its common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option December 1, 2017, and purchased an additional 16,969 shares of our common stock for aggregate gross proceeds of $0.2 million.  As a result of the IPO, the Company received approximately $67.0 million in net proceeds after deducting $7.9 million of underwriting discounts and commissions and offering costs.

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

The Company has an accumulated deficit of $82.0 million at December 31, 2017, and will require substantial additional capital to fund operations.  The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations.  At December 31, 2017, the Company had $94.5 million of cash and cash equivalents.

The Company believes its cash and cash equivalents as of December 31, 2017 will be sufficient to fund the Company's operating plan for a period of at least one year from the issuance date of the consolidated financial statements.  Thereafter, the Company will be required to obtain additional funding in the future to achieve its operating plan.  There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company's management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, fair value of common stock prior to the closing of the Company’s IPO, valuation of share-based awards, fair value of warrants, prior to the conversion into warrants for the purchase of common stock upon the closing of the IPO, and income taxes. Actual results could differ from those estimates.

The Company utilized significant estimates and assumptions in determining the fair value of its common stock.  The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), to estimate the fair value of its common stock.  Each valuation methodology includes estimates and assumptions that require the Company's judgment.  These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.  Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance.  The Company's chief operating decision-maker, the Company's chief executive officer, views the Company's operations and manages its business as a single operating segment, which is the business of discovering and developing non-absorbed oral enzyme therapeutics.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include cash held in banks and amounts held in money market funds.  Cash equivalents are stated at cost, which approximates market value.

Cash and cash equivalents consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$749	$948
Money market funds	93,745	24,302
	$94,494	$25,250

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments.  The Company maintains all of its cash, cash equivalents and investments balances at a single accredited financial institution, in amounts that exceed federally insured limits.  The Company generally invests its excess cash in money market funds, corporate notes and United States government securities that are subject to minimal credit and market risk.  Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity.  The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Suppliers

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing.  In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs.  These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.  A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Property and Equipment

Property and equipment consists of laboratory equipment, computer equipment, software and leasehold improvements recorded at cost.  These amounts are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory equipment	4 years
Computer equipment	3 years
Software	5 years
Leasehold improvements	Shorter of useful life or remaining term of related lease

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations and comprehensive loss.

Repairs and maintenance costs are expensed as incurred and costs of significant improvements are capitalized.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value.  The Company did not recognize any impairment losses for the years ended December 31, 2017, 2016 and 2015.

Warrants to Purchase Shares Subject to Redemption

Prior to the closing of the IPO, the Company accounted for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity.  These warrants were subject to revaluation at each balance sheet date, and any changes in fair value were recorded as a component of other income (expense) in the statements of operations and comprehensive loss.  Upon the closing of the IPO, the warrants met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).

Research and Development

The Company expenses all costs incurred in performing research and development activities.  Research and development expenses include salaries and benefits, materials and supplies, preclinical and clinical trial expenses, manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services and other outside expenses. Costs of certain development activities, such as manufacturing, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs.  Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Patent Costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASC 718 requires all share-based payments to employees and directors to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values.  The Company accounts for share-based payments to non-employees in accordance with ASC Topic 505, Equity-Based Payments to Non-Employees (“ASC 505”).  ASC 505 requires that the expense related to share-based payments to non-employees be recognized in the statement of operations and comprehensive loss based on the awards’ vesting date fair values.  The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees.  The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends.  Due to the lack of a public market for the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus.  The historical volatility is calculated based on a period of time commensurate with the expected term assumption.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.  The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.  For options granted to non-employees, the Company utilizes the contractual term of the share-based payment as the basis for the expected term assumption.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.  The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016-09, Compensation – Stock Compensation.  The adoption of ASU No. 2016-09 did not have a material impact on the Company's financial statements.  In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised the forfeitures rate in subsequent periods as necessary if actual forfeitures differed from estimates.  The Company used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest.

The Company expenses the fair value of its share-based compensation awards to employees on a straight-line basis over the requisite service period, which is generally the vesting period.  Stock-based compensation awards to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and are expensed on a straight-line basis.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  The difference between the financial statement and tax basis of the assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed using the tax laws and rates that are expected to apply for periods in which such differences reverse.  Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Loss Per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.  The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be anti-dilutive.  Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(21,650)	$(24,507)	$(14,247)
Accretion of convertible preferred stock	(58)	(69)	(37)
Net loss attributable to common stockholders	$(21,708)	$(24,576)	$(14,284)
Denominator:
Weighted-average common shares – basic and diluted	4,520,337	1,339,254	1,258,123
Net loss per share attributable to common stockholders –basic and diluted	$(4.80)	$(18.35)	$(11.35)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Years Ended December 31,
	2017	2016	2015
Series A convertible preferred stock	—	4,400,410	4,400,410
Series B convertible preferred stock	—	4,753,536	4,753,536
Series C convertible preferred stock	—	4,791,563	4,791,563
Warrants	9,040	43,265	34,225
Stock options	1,508,124	1,348,845	759,167
Restricted stock	—	—	675
Total	1,517,164	15,337,619	14,739,576

Loss Contingencies

In accordance with ASC 450, Contingencies, the Company accrues anticipated costs of settlement, damages, and losses for loss contingencies based on historical experience or to the extent specific losses are probable and estimable.  Otherwise, the Company expenses these costs as incurred.  If the estimate of a probable loss is a range, and no amount within the range is more likely, the Company accrues the minimum amount of the range.

Guarantees

The Company has identified the guarantees described below as disclosable, in accordance with ASC 460, Guarantees.

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that should limit its exposure and enable it to recover a portion of any future amounts paid.

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events.  Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations.  The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

The Company leases office space under several noncancelable operating leases.  The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the respective lease.

As of December 31, 2017, 2016 and 2015, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding.  The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

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

3. Investments

The Company did not have any investments as of December 31, 2017.

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$93,745	$93,745	$—	$—
Total assets	$93,745	$93,745	$—	$—
Liabilities:
Warrants for the purchase of shares subject to redemption	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,302	$24,302	$—	$—
Investments:
U.S. treasury securities	13,259	13,259	—	—
U.S corporate debt securities	7,394	—	7,394
Foreign corporate debt securities	2,852	—	2,852	—
Total assets	$47,807	$37,561	$10,246	$—
Liabilities:
Warrants for the purchase of shares subject to redemption	$267	$—	$—	$267
Total liabilities	$267	$—	$—	$267

At December 31, 2017 and 2016, all of the Company’s cash equivalents were comprised of money market funds.

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

There have been no changes to the valuation methods used during the years ended December 31, 2017 and 2016.  There were no transfers within the fair value hierarchy during the years ended December 31, 2017 and 2016.

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

Warrants to Purchase Shares Subject to Redemption

In connection with entering into a Loan and Security Agreement (“Loan Agreement”) in August 2014 (Note 7), the Company issued a warrant for the purchase of 71,428 shares of Series A preferred stock (“Series A Warrant”) when the Loan Agreement was executed.  In connection with the first advance under the Loan Agreement, the Series A Warrant became exercisable for an additional 38,265 shares.  In connection with a second advance under the Loan Agreement in March 2015, the Series A Warrant became exercisable for an additional 33,163 shares.  The Company amended the Loan Agreement in May 2016.  In connection with the first advance under the amended Loan Agreement in May 2016, the Company issued a warrant for the purchase of up to 28,302 shares of Series C preferred stock (“Series C Warrant”, together with the Series A Warrant, the “Warrants”).  In connection with the second advance under the amended Loan Agreement in December 2016, the Series C Warrant became exercisable for an additional 9,434 shares.  The estimated fair value of the Warrants was determined using the Black-Scholes option-pricing model.  A significant input to the fair value of the warrants is the fair value of the Series A and C Preferred Stock which was determined based upon the Company’s common stock valuations.  The fair value of the Warrants was remeasured at each reporting date through the date of the IPO using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive loss.  As of November 6, 2017 and December 31, 2016, the Warrants were valued at $0.5 million and $0.3 million, respectively.  The following assumptions were used in valuing the Warrants:

	November 6, 2017	December 31, 2016
Risk-free interest rate	2.1% - 2.2%	2.3% - 2.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.8 - 8.5	7.6 - 9.3
Expected volatility	84% - 86%	90%

The following table sets forth a summary of changes in the fair value of the Warrants, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands, except share data):

Balance at December 31, 2015	$68
Initial fair value of Series C Warrant for the purchase of 28,302 shares	45
Initial fair value of Series C Warrant for the purchase of 9,434 shares	22
Change in fair value of Warrants included in other income (expense)	132
Balance at December 31, 2016	267
Change in fair value of Warrants through the date of the IPO included in other income (expense)	257
Fair value of Warrants reclassified to stockholders' equity (deficit) upon conversion to warrants for the conversion of common stock	(524)
Balance at December 31, 2017	$—

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company did not elect to measure any financial instruments or other items at fair value.

5. Property and Equipment, Net

Property and equipment includes the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Property and equipment:
Laboratory equipment	$263	$232
Computer equipment	6	6
Software	39	39
	308	277
Less: Accumulated depreciation	(181)	(108)
Property and equipment, net	$127	$169

The Company recognized $73,000, $46,000 and $0.1 million of depreciation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

In September 2016, the Company wrote-off $0.1 million of fully depreciated leasehold improvements upon moving out of a laboratory facility.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Payroll and employee-related expenses	$1,132	$914
Professional fees	420	172
Third-party research and development expenses	135	413
Loan interest	40	28
IPO-related costs	111	—
Other	111	83
Total accrued expenses	$1,949	$1,610

7. Loan and Security Agreement

In August 2014, the Company entered into a Loan Agreement with Silicon Valley Bank (“SVB”) to borrow up to $7.0 million.  Upon entering into the Loan Agreement, SVB advanced $3.8 million to the Company.  In March 2015, SVB advanced the remaining $3.2 million available under the Loan Agreement.

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

The borrowings are secured by a lien on all Company assets, excluding intellectual property.  The May 2016 and December 2016 advances have a floating per annum interest rate of the greater of 4.0% or 0.5% above the prime rate.  The interest rate on the borrowings at December 31, 2016 and December 31, 2017 was 4.25% and 5.0%, respectively.  Beginning in May 2016, payments were interest only for a period of 12 months.  In December 2016, the interest only period was extended to 18 months.  Upon the expiration of the interest only period, amounts borrowed will be repaid over 30 equal monthly payments of principal and interest.  At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended Loan Agreement.  The Company is also required to make a final payment equal to 8.25% of the total borrowings which is due on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended Loan Agreement or at the time of prepayment.  The final payment is being accreted to interest expense through the maturity date of the loan.

The minimum aggregate future loan and interest payments at December 31, 2017 are as follows (in thousands):

Years Ending December 31,
2018	$4,377
2019	4,185
2020	2,512
Total minimum payments	11,074
Less: Amount representing interest	(1,407)
Less: Discount	(281)
Less: Current portion	(3,870)
Loan payable, net of current portion	$5,516

The Company issued a Series A Warrant to SVB to purchase 71,428 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at $0.98 per share upon executing the Loan Agreement.  In addition, the Company issued an additional warrant to SVB to purchase a number of shares of Series A Preferred Stock equal to 1.0% of each additional loan advance amount.  In connection with the initial advance and the advance in March 2015, the Company issued additional Series A Warrants to purchase up to 38,265 and 33,163 shares of Series A Preferred Stock at $0.98 per share, respectively.  The Series A Warrants expire on August 17, 2024.  Under the terms of the Amended Loan Agreement, the Company issued a Series C Warrant to SVB to purchase a number of shares of Series C convertible preferred stock (“Series C Preferred Stock”) at $2.65 per share equal to 1.0% of each loan advance amount.  In connection with the initial advance and the advance in December 2016, the Company issued Series C Warrants to purchase up to 28,302 and 9,434 shares of Series C Preferred Stock at $2.65 per share, respectively.  The Series C Warrants expire on May 1, 2026.

Upon the closing of the IPO, the Series A Warrants converted to common stock warrants to purchase up to 34,225 shares of common stock at an exercise price of $4.09 per share.  The Series C Warrants converted to common stock warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 per share.  On December 12, 2017, SVB exercised its warrants to purchase 34,225 shares of common stock using the cashless exercise option permitted per the terms of the warrant agreement.  The Company issued 24,401 shares of common stock to SVB as settlement of the warrant.  At December 31, 2017, warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 remained outstanding.

The Company recorded the fair value of the Warrants at issuance as a reduction to the loan payable balance.  The discount is being accreted to interest expense over the period that the loan will be outstanding.  The offsetting credit was recorded as warrants to purchase shares subject to redemption in the long-term liabilities section on the consolidated balance sheets.  The fair value of the Warrants was remeasured at each reporting period through the closing of the IPO and changes in fair value were recognized in other income (expense) in the statement of operations.

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

The Loan Agreement was previously amended in December 2014 in conjunction with the formation of the Security Corporation, requiring the Company to maintain a balance of cash and cash equivalents in the Company’s operating, depository and securities accounts in an amount not less than 125% of the outstanding debt balance so long as the Company maintains a cash balance in the Security Corporation.  At December 31, 2017 and 2016, the Company was required to have and had a balance of not less than $12.1 million and $12.5 million, respectively, included in cash and cash equivalents, representing 125% of the outstanding debt balances at December 31, 2017 and 2016 of $9.7 million and $10.0 million, respectively, in the Company’s operating account.

The Company evaluated the Loan Agreement and Amended Loan Agreement for embedded features that require bifurcation, noting that the contingent interest feature and the incremental interest upon an event of default were required to be bifurcated, but were concluded to be de minimus in value at inception and at December 31, 2017 and 2016.

8. Convertible Preferred Stock

Series A Convertible Preferred Stock

From September 2011 to May 2014, the Company issued a total of 18,367,344 shares of Series A Preferred Stock at $0.98 per share for total net proceeds of $17.9 million.

Series B Convertible Preferred Stock

In November 2014, the Company issued 19,841,270 shares of the Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $1.26 per share for net proceeds of $24.9 million.

Series C Convertible Preferred Stock

In November 2015, the Company issued 20,000,000 shares of the Series C Preferred Stock (collectively with the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”) at $2.65 per share for net proceeds of $52.8 million.

Conversion to Common Stock

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

9. Stockholders’ Equity (Deficit)

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Series A convertible preferred stock	—	4,400,410
Series B convertible preferred stock	—	4,753,536
Series C convertible preferred stock	—	4,791,563
Warrants	9,040	43,265
Stock options	3,538,345	2,130,560
Employee stock purchase plan	206,284	—
Total	3,753,669	16,119,334

Restricted Common Stock

In 2011 and 2012, the Company issued a total of 1,211,035 shares of restricted common stock to founders, employees, directors and consultants.  These shares of common stock vested over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested shares of common stock at the price paid by the holder.  675 shares of restricted stock with a weighted average grant date fair value of $0.42 per share remained unvested at December 31, 2015.  All of these shares vested during the year ended December 31, 2016.  The fair value of restricted stock awards that vested during the year ended December 31, 2016, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting was $800.  There were no shares of unvested restricted stock awards outstanding at December 31, 2017 and 2016.

10. Stock Incentive Plans

Stock Option Plans

On October 16, 2017, the Company’s stockholders approved the 2017 Stock Option and Incentive Plan (“2017 Plan”), which became effective on October 31, 2017.  As of the effective date of the 2017 Plan, no further grants will be made under the 2011 Plan.  The 2017 Plan initially provides for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018, the shares available for grant under the 2017 Plan was automatically increased by 827,786 shares.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of December 31, 2017, 2,030,221 shares of common stock were available for future grant under the 2017 Plan.

All stock option grants are nonstatutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.  Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant.  Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary.  Vesting periods are generally four years and are determined by the Board of Directors or a delegated subcommittee.  Stock options become exercisable as they vest.  Options granted under the 2017 and 2011 Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$147	$68	$74
General and administrative	370	183	133
Total	$517	$251	$207

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9% – 2.3%	1.3% – 1.7%	1.8% – 1.9%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.6 – 6.3	5.4 – 6.4	6.25
Expected volatility	81% – 87%	77% – 84%	85%

The expense related to awards granted to employees and directors for their service on the Board of Directors was $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of each stock option granted to non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Risk-free interest rate	1.9% – 2.4%	2.4%
Expected dividend yield	—%	—%
Expected term (in years)	8.9 – 10.0	10.0
Expected volatility	89% – 96%	85%

We did not grant any stock options to non-employees during the year ended December 31, 2017.  The expense related to awards granted to non-employees was $65,000, $24,000 and $28,000 for the years ended December 31, 2017 and 2016 and 2015, respectively.

A summary of the stock option activity under the 2017 and 2011 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,348,845	$1.29	8.6	$3,642
Granted	209,797	5.50
Exercised	(33,061)	0.86
Cancelled	(17,457)	1.87
Outstanding at December 31, 2017	1,508,124	$1.89	7.9	$12,328
Exercisable at December 31, 2017	787,375	$1.24	7.4	$6,945
Vested and expected to vest at December 31, 2017	1,508,124	$1.89	7.9	$12,328

The weighted-average fair value of options granted to employees and directors for their service on the Board of Directors during the years ended December 31, 2017, 2016 and 2015 was $6.16 ,$1.13 and $0.83 per share, respectively.  The weighted-average fair value of options granted to non-employees during the year ended December 31, 2016 and 2015 was $1.38 and $1.00 per share, respectively. There were no options granted to non-employees during the year ended December 31, 2017.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $276,000 and $21,000, respectively.

As of December 31, 2017, total unrecognized stock-based compensation expense relating to unvested stock options was $1.8 million.  This amount is expected to be recognized over a weighted-average period of 2.4 years.

11. Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate.  The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Due to the complexities involved in accounting for the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in the reduction of deferred tax assets of approximately $9.3 million, which is offset by a full valuation allowance.  There was no impact to the Company’s income statement due to the reduction in the U.S. corporate tax rate. Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the year ended December 31, 2017, the Company recorded a net loss of approximately $21.7 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2017.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$21,190	$23,028
Research and development credits	4,732	3,418
Licenses	24	38
Other	370	118
Total gross deferred tax asset	26,316	26,602
Less: Valuation allowance	(26,316)	(26,602)
Net deferred tax asset	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2016, respectively, because the Company's management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of $26.3 million and $26.6 million has been established at December 31, 2017 and 2016, respectively.  The valuation allowance decreased by approximately $0.3 million in the year ended December 31, 2017 due primarily to the revaluation of the deferred tax assets at a 21% Federal tax rate and increased by approximately $6.3 million during the year ended December 31, 2016 due primarily to the generation of net operating losses.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017, however the Company did not have any NOL carryforwards associated with deductible stock option exercises as of December 31, 2016 and therefore the adoption of ASU 2016-09 has no impact on the Company’s operations, financial position or cash flows.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the financial statements is as follows:

	2017	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
Permanent differences	(2.4)%	(0.5)%	(0.4)%
State taxes, net of federal benefit	4.8%	5.1%	(0.1)%
Research and development and other tax credits	5.0%	6.1%	5.5%
Other	—%	—%	0.1%
Federal rate change	(42.7)%	—%	—%
Change in deferred tax asset valuation allowance	1.3%	(44.7)%	(39.1)%
	—%	—%	—%

As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of approximately $77.9 million and $58.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017 and 2016, the Company also had U.S. state net operating loss carryforwards of approximately $76.5 million and $57.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2017 and 2016, the Company had federal research and development tax credit carryforwards of approximately $3.3 million and $2.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017 and 2016, the Company had state research and development tax credit carryforwards of approximately $1.9 million and $1.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2032. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2017.  Based on this analysis, we do not believe that any of our tax attributes will expire unutilized due to Section 382 limitations.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

12. Related Party Transactions

From September 2015 to June 2017, the Company received consulting and management services from one of its investors, Third Rock Ventures LLP (“Third Rock Ventures”).  The Company paid Third Rock Ventures $2,000, $69,000 and $19,000 for these services during the years ended December 31, 2017, 2016 and 2015, respectively.  No amounts were payable to Third Rock Ventures at December 31, 2017 and 2016.

13. Commitments and Contingencies

In August 2011 and October 2013, the Company and an independent third party entered into operating leases for approximately 6,055 square feet of office space in Newton, MA (“Newton Lease”) and approximately 3,170 square feet of laboratory space in Natick, MA, respectively.  Base rent for the office space during the initial rent period was approximately $0.1 million per year and increased annually.  Base rent for the lab space was approximately $59,000 annually.  Rent expense, inclusive of the escalating rent payments and free rent period, was recognized on a straight-line basis over the term of each lease agreement.  The Company and the independent third party were each jointly and severally liable for the obligations under both leases. In October 2016, the Newton lease was amended to extend the term one year to May 2018 and, effective June 1, 2017 removed the independent third party from the lease and all related obligations of the lease.  In December 2017, the Newton lease was amended again to increase the amount of office space to approximately 7,795 square feet and extend the term to December 31, 2020.  The amended lease for laboratory space expired October 31, 2017.

In March 2015, the Company and the independent third party entered into a sublease agreement for approximately 5,385 square feet of office space in Newton, MA that expired in February 2017.

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

Rent expense includes the Company’s allocated portion of rental obligations under the leases.  The Company recorded $0.4 million, $0.2 million and $0.2 million, of rent expense for the years ended December 31, 2017, 2016 and 2015, respectively.

The minimum aggregate future operating lease commitments at December 31, 2017 are as follows (in thousands):

December 31, 2017
2018	$458
2019	379
2020	362
$1,199

14. License Agreement

In March 2012, the Company entered into an exclusive license agreement (“License Agreement”) with Althea Technologies, Inc. (“Althea”) for certain intellectual property.  The Company reimbursed Althea for patent related fees and costs incurred by Althea totaling $0.1 million in the aggregate and issued a total of 88,186 shares of common stock to Althea.  Under the terms of the License Agreement, the Company agreed to pay annual license maintenance fees, milestone payments and royalties as a percentage of net sales.  Annual license maintenance fees are creditable against royalties earned during the same calendar year and are not material to the financial statements.  Milestone payments are triggered upon the achievement of specified development, regulatory and commercialization milestones and are not creditable against royalties.  Actual amounts due under the License Agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors.  Milestone payments could total up to $56.0 million.  The Company may terminate the agreement at any time with 60 days prior written notice.

15. Employee Benefit Plan

Effective January 2012, employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (“401(k) Plan”).  Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations.  The 401(k) Plan does not allow the Company to make matching contributions.

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2017 and 2016.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$5,543	$4,474	$4,362	$6,571	$20,950
Loss from operations	(5,543)	(4,474)	(4,362)	(6,571)	(20,950)
Net loss	(5,671)	(4,632)	(4,670)	(6,677)	(21,650)
Net loss attributable to common stockholders - basic and diluted	$(4.24)	$(3.46)	$(3.49)	$(0.48)	$(4.80)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$5,041	$7,041	$6,102	$6,002	$24,186
Loss from operations	(5,041)	(7,041)	(6,102)	(6,002)	(24,186)
Net loss	(5,113)	(7,039)	(6,136)	(6,219)	(24,507)
Net loss attributable to common stockholders - basic and diluted	$(3.85)	$(5.26)	$(4.59)	$(4.65)	$(18.35)