Form 10-Q
period 2018-03-31
Allena Pharmaceuticals, Inc.
filed 2018-05-08
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had 20,695,556 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	the design and conduct of our Phase 3 clinical program of ALLN-177 in enteric hyperoxaluria;
•	the number, designs, results and timing of our clinical trials and preclinical studies and the timing of the availability of data from these trials and activities;
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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$86,382	$94,494
Prepaid expenses and other current assets	962	1,539
Total current assets	87,344	96,033
Property and equipment, net	128	127
Other assets	96	89
Total assets	$87,568	$96,249
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,154	$1,724
Loan payable, net of discount	3,870	3,870
Accrued expenses	1,222	1,949
Total current liabilities	7,246	7,543
Loan payable, net of current portion and discount	4,537	5,516
Other liabilities	377	320
Total liabilities	12,160	13,379
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 20,695,556 and 20,694,658 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20	20
Additional paid-in capital	165,225	164,807
Accumulated deficit	(89,837)	(81,957)
Total stockholders’ equity	75,408	82,870
Total liabilities and stockholders’ equity	$87,568	$96,249

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$5,931	$4,351
General and administrative	2,042	1,191
Total operating expenses	7,973	5,542
Loss from operations	(7,973)	(5,542)
Other income (expense):
Interest income (expense), net	100	(132)
Other income (expense), net	(7)	3
Other income (expense), net	93	(129)
Net loss	$(7,880)	$(5,671)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(4.24)
Weighted-average common shares outstanding—basic and diluted	20,695,386	1,342,295
Net loss	$(7,880)	$(5,671)
Other comprehensive income (loss):
Unrealized loss on investments	—	(1)
Total other comprehensive loss	—	(1)
Comprehensive loss	$(7,880)	$(5,672)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,880)	$(5,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	404	96
Depreciation expense	19	17
Non-cash interest expense	75	87
Amortization of premium on investments	—	28
Change in fair value of warrant liability	—	(3)
Changes in assets and liabilities:
Prepaid expenses and other current assets	612	69
Other assets	(42)	—
Accounts payable	529	(96)
Accrued expenses	(616)	(824)
Other liabilities	3	—
Net cash used in operating activities	(6,896)	(6,297)
Cash flows from investing activities:
Purchases of property and equipment	(31)	(51)
Maturities of investments	—	9,350
Net cash (used in) provided by investing activities	(31)	9,299
Cash flows from financing activities:
Proceeds from exercise of stock options	1	2
Payments of initial public offering costs	(186)	—
Repayment of loan payable	(1,000)	—
Net cash (used in) provided by financing activities	(1,185)	2
Net (decrease) increase in cash and cash equivalents	(8,112)	3,004
Cash and cash equivalents, beginning of period	94,494	25,250
Cash and cash equivalents, end of period	$86,382	$28,254
Supplemental disclosure of non-cash activities:
Accretion of convertible preferred stock to redemption value	$—	$17

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

The Company has an accumulated deficit of $89.8 million at March 31, 2018, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2018, the Company had $86.4 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of March 31, 2018 will be sufficient to fund the Company’s operating plan into 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

The remainder of the Company’s significant accounting policies are described in the Annual Report filed on Form 10-K for the year ended December 31, 2017 that was filed with the United States Securities and Exchange Commission on March 27, 2018.

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU No. 2016-15 effective January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU No. 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted ASU No. 2017-09 effective January 1, 2018.  The adoption of ASU No. 2017-09 did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company adopted ASC 606 on January 1, 2018 under the modified retrospective method. The modified retrospective method requires that the cumulative effect of initially applying ASC 606 be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit of the annual period that includes the date of initial application. The Company did not have any arrangements that were in the scope of ASC 606 and thus there was no impact to the condensed consolidated financial statements as a result of the adoption.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(7,880)	$(5,671)
Accretion of convertible preferred stock	—	(17)
Net loss attributable to common stockholders	$(7,880)	$(5,688)
Denominator:
Weighted-average common shares—basic and diluted	20,695,386	1,342,295
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(4.24)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2018	2017
Series A convertible preferred stock	—	4,400,410
Series B convertible preferred stock	—	4,753,536
Series C convertible preferred stock	—	4,791,563
Warrants	9,040	43,265
Stock options	2,043,924	1,395,800
Total	2,052,964	15,384,574

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$85,736	$85,736	$—	$—
Total assets	$85,736	$85,736	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$93,745	$93,745	$—	$—
Total assets	$93,745	$93,745	$—	$—

At March 31, 2018 and December 31, 2017, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended March 31, 2018 and the year ended December 31, 2017. There were no transfers within the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll and employee-related expenses	$560	$1,132
Professional fees	358	420
Third-party research and development expenses	257	135
Loan interest	38	40
IPO-related services	—	111
Other	9	111
Total accrued expenses	$1,222	$1,949

6. Loan and Security Agreement

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

The borrowings are secured by a lien on all Company assets, excluding intellectual property. The May 2016 and December 2016 advances have a floating per annum interest rate of the greater of 4.0% or 0.5% above the prime rate. The interest rate on the borrowings at March 31, 2018 and December 31, 2017 was 5.25% and 5.0%, respectively. Beginning in May 2016, payments were interest only for a period of 12 months. In December 2016, the interest only period was extended to 18 months. Upon the expiration of the interest only period, amounts borrowed will be repaid over 30 equal monthly payments of principal and interest. At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended Loan Agreement. The Company is also required to make a final payment equal to 8.25% of the total borrowings which is due on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended Loan Agreement or at the time of prepayment. The final payment is being accreted to interest expense through the maturity date of the loan.

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

Upon the closing of the IPO, the Series A Warrants converted to common stock warrants to purchase up to 34,225 shares of common stock at an exercise price of $4.09 per share.  The Series C Warrants converted to common stock warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 per share.  On December 12, 2017, SVB exercised its warrants to purchase 34,225 shares of common stock using the cashless exercise option permitted per the terms of the warrant agreement.  The Company issued 24,401 shares of common stock to SVB as settlement of the warrant.  At March 31, 2018, warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 remained outstanding.

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

The Loan Agreement requires the Company to maintain a balance of cash and cash equivalents in the Company’s operating, depository and securities accounts in an amount not less than 125% of the outstanding debt balance so long as the Company maintains a cash balance in the Security Corporation. At March 31, 2018 and December 31, 2017, the Company was required to have and had a balance of not less than $10.8 million and $12.1 million, respectively, in the Company’s operating account.

The Company evaluated the Loan Agreement and Amended Loan Agreement for embedded features that require bifurcation, noting that the contingent interest feature and the incremental interest upon an event of default were required to be bifurcated, but were concluded to be de minimus in value at inception and at March 31, 2018 and December 31, 2017.

7. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2018 and December 31, 2017 :

	March 31, 2018	December 31, 2017
Warrants	9,040	9,040
Stock options	4,365,233	3,538,345
Employee stock purchase plan	413,230	206,284
Total	4,374,273	3,753,669

8. Stock Incentive Plan

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”).  Upon the adoption of the 2017 Plan, no further grants would be made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018, the shares available for grant under the 2017 Plan was automatically increased by 827,786 shares

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan. As of March 31, 2018, 2,321,309 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$90	$27
General and administrative	314	69
Total	$404	$96

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.3%-2.7%	1.9%-2.0%
Expected dividend yield	—%	—%
Expected term (in years)	5.9-6.1	5.6-6.3
Expected volatility	81%-89%	84%-87%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,508,124	1.89	7.9	$12,328
Granted	538,400	6.94
Exercised	(898)	1.59
Cancelled	(1,702)	1.59
Outstanding at March 31, 2018	2,043,924	$3.22	8.2	$15,944
Exercisable at March 31, 2018	890,441	$1.37	7.2	$8,596
Vested and expected to vest at March 31, 2018	2,043,924	$3.22	8.2	$15,944

As of March 31, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $4.1 million. This amount is expected to be recognized over a weighted-average period of 3.2 years.

9. Commitments and Contingencies

In August 2011 and October 2013, the Company and an independent third party entered into operating leases for approximately 6,055 square feet of office space in Newton, MA (“Newton Lease”) and approximately 3,170 square feet of laboratory space in Natick, MA, respectively.  In October 2016, the Newton lease was amended to extend the term one year to May 2018 and, effective June 1, 2017 removed the independent third party from the lease and all related obligations of the lease.  In August 2017, the Newton lease was amended again to extend the lease term another year to May 2019.  The lease for the laboratory space in Natick, MA expired in October 2017 and the lease was not renewed by the Company. In December 2017, the Newton lease was amended again to increase the amount of office space to approximately 7,795 square feet and extend the term to December 31, 2020.   Base rent for this space is approximately $0.3 million annually.

In August 2016, the Company entered into an operating lease for approximately 3,890 square feet of laboratory space in Sudbury, MA. This lease was to expire in August 2017. In February 2017, the Company amended this lease to extend the term to February 2019 and increase the amount of rentable space to approximately 5,133 square feet, with an option to lease another 2,029 square feet. In March 2018, the Company amended this lease again to reduce the amount of laboratory space to approximately 4,636 square feet, removed the option to lease another 2,029 square feet and extend the term to February 28, 2021.  Base rent for this space is approximately $0.1 million annually.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 27, 2018.

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

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease. Our lead product candidate, ALLN-177, is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, CKD and other serious kidney diseases. There are currently no approved therapies for the treatment of hyperoxaluria. We have conducted a robust clinical development program of ALLN-177, including three Phase 2 clinical trials, and are in discussions with the U.S. Food and Drug Administration, or the FDA, to finalize the design of our planned pivotal Phase 3 program in enteric hyperoxaluria.  In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for ALLN-177 in patients with enteric hyperoxaluria. We expect to announce topline data from this trial in the second half of 2019.   We continue to engage with the FDA to finalize the design of URIROX-2TM (URIROX-2) (formerly Study 302), the second, larger planned Phase 3 clinical trial, and to discuss opportunities for pursuing an accelerated approval pathway for our planned BLA submission for ALLN-177 in patients with enteric hyperoxaluria. In addition to our Phase 3 program of ALLN-177 for enteric hyperoxaluria, we are also evaluating ALLN-177 in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We expect to announce interim data from Study 206 in the second half of 2018.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, ALLN-177. We do not have any products approved for sale and have not generated any revenue to date. As of March 31, 2018, we had cash and cash equivalents totaling $86.4 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $7.9 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $89.8 million. We anticipate that our expenses will increase significantly as we:

•	conduct ongoing and future clinical trials of our lead product candidate, ALLN-177;
•	manufacture additional material for our planned pivotal Phase 3 clinical program, Phase 2 clinical basket trial and potential future clinical studies we might conduct for our product candidates;
•	scale up our manufacturing process for ALLN-177 to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of our second product candidate, ALLN-346;

•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2018	2017
ALLN-177 external costs	$4,135	$3,044
ALLN-346 external costs	71	18
Employee compensation and benefits	1,450	1,063
Other	275	226
Total research and development expenses	$5,931	$4,351

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $53.5 million of external research and development costs for ALLN-177. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of ALLN-177, scale our manufacturing processes and advance development of ALLN-346.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions and non-cash changes in the fair value of warrants issued in connection with our credit facility. The preferred warrants converted upon the closing of our IPO and therefore became exercisable into common stock instead of convertible preferred stock. The warrants met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).  As a result, we will no longer recognize any changes to the fair value of the warrants through other income (expense).

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing the Annual Report filed on Form 10-K for the year ended December 31, 2017. There have been no changes to our significant accounting policies.

Results of Operations

Comparison of the three months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$5,931	$4,351	$1,580
General and administrative	2,042	1,191	851
Total operating expenses	7,973	5,542	2,431
Loss from operations	(7,973)	(5,542)	(2,431)
Other income (expense):
Interest income (expense), net	100	(132)	232
Other income (expense), net	(7)	3	(10)
Other income (expense), net	93	(129)	222
Net loss	$(7,880)	$(5,671)	$(2,209)

Research and Development Expense

Research and development expense increased by $1.6 million from $4.4 million for the three months ended March 31, 2017 to $5.9 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change
Clinical development external costs	$2,260	$1,604	$656
Manufacturing external costs	1,514	995	519
Employee compensation and benefits	1,450	1,063	387
Other	707	689	18
Total research and development expenses	$5,931	$4,351	$1,580

The $1.6 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $0.7 million from $1.6 million for the three months ended March 31, 2017 to $2.3 million for the three months ended March 31, 2018:
•	We initiated our URIROX-1 Study during the three months ended March 31, 2018. Expenses for this trial were $1.5 million for the three months ended March 31, 2018;
•	We also initiated our 206 Study during the three months ended March 31, 2018 and incurred $0.3 million of costs during this quarter; and
•

The increase in costs due to our URIROX-1 Study and our 206 Study was partially offset by costs incurred during the three months ended March 31, 2017, for which there were no comparable costs for the three months ended March 31, 2018.  We incurred $0.8 million of costs for the three months ended March 31, 2017 as we continued the closeout of our 713 Study and $0.3 million of costs as we completed our 204 Study.

•

Our manufacturing external costs increased by $0.5 million from $1.0 million for the three months ended March 31, 2017 to $1.5 million for the three months ended March 31, 2018.  Included in manufacturing costs for the three months ended March 31, 2018 was $0.8 million of costs incurred at our CMO for the production of engineering and clinical batches of drug substance for our planned Phase 3 clinical program.  Partially offsetting this increase was a decrease of $0.3 million related to drug product formulation and development activities for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017; and

•

Our employee compensation and benefits costs increased by $0.4 million for the three months ended March 31, 2018, primarily due to an increase headcount from 20 employees at March 31, 2017 to 28 employees at March 31, 2018 and an increase in salaries, wages and benefit costs.

General and Administrative Expenses

General and administrative expense increased by $0.8 million from $1.2 million for three months ended March 31, 2017 to $2.0 million for the three months ended March 31, 2018. The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change
Employee compensation and benefits	$1,003	$622	$381
Consulting and professional services	516	197	319
Market research and commercialization planning	103	227	(124)
Other	420	145	275
Total general and administrative expenses	$2,042	$1,191	$851

The increase in general and administrative expense was primarily attributable to the following:

•	Our employee compensation and benefits costs increased by $0.4 million for the three months ended March 31, 2018, primarily due an increase in employee salaries, wages and benefit costs;
•

Our consulting and professional services costs increased by $0.3 million. The increase was primarily related to increased legal costs for general corporate purposes, recruiting costs and costs incurred as a public company;

•

Our other costs increased by $0.3 million.  The increase is primarily related to an increase in corporate insurance and in accounting and tax preparation fees, driven by our transition to a publicly-traded company; and

•

Our market research and commercialization planning costs decreased by $0.1 million, partially offsetting the increases in our other general and administrative costs.  During the three months ended March 31, 2017, we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177, for which there was no comparable expense during the three months ended March 31, 2018.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount related to the fair value of the warrants. We had net interest income of $0.1 million for the three months ended March 31, 2018 and net interest expense of $0.1 million for the three months ended March 31, 2017. The increase was attributable to interest earned from higher average balances of cash and cash equivalents for the three months ended March 31, 2018 due to the net proceeds received from our IPO in November 2017.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2018 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facility with SVB and net proceeds from our IPO of $67.0 million which was completed in November 2017. Our total cash and cash equivalents was $86.4 million and $94.5 million at March 31, 2018 and December 31, 2017, respectively.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operations	$(6,896)	$(6,297)
Net cash (used in) provided by investing activities	(31)	9,299
Net cash (used in) provided by financing activities	(1,185)	2
Net (decrease) increase in cash and cash equivalents	$(8,112)	$3,004

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2018 compared to $6.3 million for the three months ended March 31, 2017. The increase in cash used in operating activities of $0.6 million was attributable to:

•	a increase in net loss of $2.2 million, partially offset by;
•	an increase in non-cash items of $0.3 million resulting primarily from increases in stock-based compensation expense and non-cash interest expense; and
•	an increase of $1.3 million in changes in the components of working capital, including increases in prepaid expenses and other current assets and in accounts payable.

Net Cash (Used in) Provided by Investing Activities

Net cash used by investing activities was $31,000 for the three months ended March 31, 2018 compared to net cash provided by investing activities of $9.3 million for the three months ended March 31, 2017. The decrease in cash flows from investing activities of $9.2 million was attributable to maturities of short term investments of $9.4 million for the three months ended March 31, 2017, as we converted short-term investments to cash and cash equivalents to fund our operations. We did not have any maturities of short term investments during the three months ended March 31, 2018.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $2,000 for the three months ended March 31, 2017. The net cash used in financing activities for the three months ended March 31, 2018 consisted of $1.0 million for principal payments made on our credit facility and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017.

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

We believe that our cash and cash equivalents as of March 31, 2018 will enable us to fund our operating expenses and capital requirements into 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting ongoing and future clinical trials of ALLN-177;
•	the costs of manufacturing additional material for our planned pivotal Phase 3 clinical program, Phase 2 basket clinical trial and potential future clinical studies we might conduct for ALLN-177;
•	the costs of scaling up our manufacturing process for ALLN-177 to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2018.

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

*  We have not yet finalized the design of our pivotal Phase 3 clinical program for ALLN-177, including the primary and secondary endpoints and the statistical analyses for our second of two planned Phase 3 clinical trials (the URIROX-2 trial), and whether ALLN-177 may be eligible for the accelerated approval pathway remains subject to further discussion with the FDA. The FDA and comparable foreign regulators may not agree with our proposed Phase 3 clinical program, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit a BLA and comparable foreign applications for this product candidate.

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

If the FDA agrees to accept a change in TWA 24 hour UOx excretion as surrogate endpoint for our pivotal Phase 3 program under the accelerated approval pathway, we will be required to provide study data on longer term clinical follow up from trial patients, or conduct a separate clinical outcomes trial, to confirm the clinical benefit predicted by the biochemical therapeutic response demonstrated in our Phase 3 clinical trials. The clinical data we have proposed to collect in URIROX-2 may include serial assessments for kidney stone disease progression and other measures of kidney function. The FDA may require demonstration that we have initiated or made substantial progress in our clinical follow up of trial subjects, or any such clinical outcomes trial, prior to the submission of our BLA for accelerated approval of ALLN-177.  The FDA notes in its guidance that when the same trial is used to support accelerated approval and verify clinical benefit, the data to verify the clinical benefit may be, in some cases, nearly complete by the time of accelerated approval.  If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for ALLN-177. Moreover, the FDA may require us to make other changes to our proposed design of our Phase 3 clinical program for ALLN-177, including expanding the number of patients and/or treatment period evaluated or running one or more additional clinical trials prior to the submission of a BLA. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

As of April 27, 2018, we had 38 full-time, part-time, or short-term employees. Our focus on the development of ALLN-177 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop ALLN-177 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $7.9 million and $5.7 million for the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had an accumulated deficit of $89.8 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and a credit facility with Silicon Valley Bank, or SVB.  We have devoted substantially all of our financial resources and efforts to research and development of ALLN-177 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ALLN-177. As of March 31, 2018, we had working capital of $80.1 million and capital resources consisting of cash and cash equivalents of $86.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of ALLN-177 and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ALLN-177 and any future product candidates.

We believe that our existing cash and cash equivalents as of March 31, 2018 will enable us to fund our operating plan into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of March 31, 2018, we had $8.7 million of outstanding borrowings under our credit facility with SVB. We are required to make payments of principal and interest on these borrowings in monthly installments through May 2020. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from SVB.

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

As of April 11, 2018, our executive officers, directors and principal stockholders collectively controlled approximately 72.2% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our IPO prospectus lapse, the trading price of our common stock could decline significantly. As of April 27, 2018, we have 20,695,556 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, 5,350,302 shares of common stock are freely tradable, without restriction, in the public market.

After the lock-up agreements pertaining our IPO expire, an additional 15,328,186 shares will be eligible for sale in the public market. In addition, the 2,043,924 shares subject to outstanding options under our stock option plans as of March 31, 2018, the 2,321,309 shares reserved for future issuance under our stock option plans and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our IPO, holders of approximately 13,945,509 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock,

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our Annual Report on Form 10-K for the year ended December 31, 2017, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2018, we did not repurchase any shares of our common stock.

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

We raised approximately $67.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.  None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 6, 2017. We invested the funds received in cash equivalents in accordance with our investment policy.

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

ALLENA PHARMACEUTICALS, INC.

May 8, 2018	By:	/s/ Alexey Margolin
Alexey Margolin
Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2018	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)