Form 10-Q
period 2018-06-30
Allena Pharmaceuticals, Inc.
filed 2018-08-07
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 20,752,167 shares of common stock, $0.001 par value per share, outstanding.

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

•	the therapeutic benefits, effectiveness and safety of ALLN-177, ALLN-346 and our future product candidates;
•	our expected regulatory pathway, and our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third-parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by ALLN-177 and ALLN-346;
•	the market acceptance of ALLN-177, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize ALLN-177 with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•	potential collaborators to license and commercialize ALLN-177, if approved, or any products for which we receive regulatory approval in the future outside of the United States;

•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our ability to generate revenue and become profitable; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$78,853	$94,494
Prepaid expenses and other current assets	911	1,539
Total current assets	79,764	96,033
Property and equipment, net	204	127
Other assets	96	89
Total assets	$80,064	$96,249
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$899	$1,724
Loan payable, net of discount	—	3,870
Accrued expenses	1,826	1,949
Total current liabilities	2,725	7,543
Loan payable, net of current portion and discount	9,979	5,516
Other liabilities	6	320
Total liabilities	12,710	13,379
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 20,752,167 and 20,694,658 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	20
Additional paid-in capital	165,817	164,807
Accumulated deficit	(98,484)	(81,957)
Total stockholders’ equity	67,354	82,870
Total liabilities and stockholders’ equity	$80,064	$96,249

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,860	$3,458	$11,791	$7,809
General and administrative	2,275	1,017	4,317	2,208
Total operating expenses	8,135	4,475	16,108	10,017
Loss from operations	(8,135)	(4,475)	(16,108)	(10,017)
Other income (expense):
Interest income (expense), net	118	(123)	218	(255)
Other income (expense), net	(13)	(34)	(20)	(31)
Loss on extinguishment of debt	(617)	—	(617)	—
Other income (expense), net	(512)	(157)	(419)	(286)
Net loss	$(8,647)	$(4,632)	$(16,527)	$(10,303)
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(3.46)	$(0.80)	$(7.70)
Weighted-average common shares outstanding—basic and diluted	20,733,043	1,342,957	20,714,319	1,342,628
Net loss	$(8,647)	$(4,632)	$(16,527)	$(10,303)
Other comprehensive income (loss):
Unrealized loss on investments	—	3	—	2
Total other comprehensive loss	—	3	—	2
Comprehensive loss	$(8,647)	$(4,629)	$(16,527)	$(10,301)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,527)	$(10,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	917	196
Depreciation expense	27	34
Non-cash interest expense	157	163
Loss on extinguishment of debt	617	—
Amortization of premium on investments	—	33
Change in fair value of warrant liability	—	32
Changes in assets and liabilities:
Prepaid expenses and other current assets	628	205
Other assets	(7)	(114)
Accounts payable	(726)	(190)
Accrued expenses	(12)	(764)
Other liabilities	7	—
Net cash used in operating activities	(14,919)	(10,708)
Cash flows from investing activities:
Purchases of property and equipment	(115)	(56)
Purchases of investments	—	(1,247)
Maturities of investments	—	21,472
Net cash (used in) provided by investing activities	(115)	20,169
Cash flows from financing activities:
Proceeds from exercise of stock options	81	2
Payments of initial public offering costs	(186)	—
Proceeds from loan payable	10,000	—
Repayment of loan payable	(10,492)	—
Debt issuance costs paid	(10)	—
Net cash (used in) provided by financing activities	(607)	2
Net (decrease) increase in cash and cash equivalents	(15,641)	9,463
Cash and cash equivalents, beginning of period	94,494	25,250
Cash and cash equivalents, end of period	$78,853	$34,713
Supplemental disclosure of non-cash activities:
Accretion of convertible preferred stock to redemption value	$—	$34

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

The Company has an accumulated deficit of $98.5 million at June 30, 2018, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2018, the Company had $78.9 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of June 30, 2018 will be sufficient to fund the Company’s operating plan into 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that ASU No. 2018-07 may have on its financial position and results of operations.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted common stock, convertible preferred stock and warrants to purchase convertible preferred stock (that were converted into warrants to purchase common stock in connection with the Company’s IPO in November 2017), outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(8,647)	$(4,632)	$(16,527)	$(10,303)
Accretion of convertible preferred stock	—	(17)	—	(34)
Net loss attributable to common stockholders	$(8,647)	$(4,649)	$(16,527)	$(10,337)
Denominator:
Weighted-average common shares—basic and diluted	20,733,043	1,342,957	20,714,319	1,342,628
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(3.46)	$(0.80)	$(7.70)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2018	2017
Series A convertible preferred stock	—	4,400,410
Series B convertible preferred stock	—	4,753,536
Series C convertible preferred stock	—	4,791,563
Warrants	9,040	43,265
Stock options	2,097,652	1,394,299
Total	2,106,692	15,383,073

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$68,349	$68,349	$—	$—
Total assets	$68,349	$68,349	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$93,745	$93,745	$—	$—
Total assets	$93,745	$93,745	$—	$—

At June 30, 2018 and December 31, 2017, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three and six months ended June 30, 2018 and the year ended December 31, 2017. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2018 and the year ended December 31, 2017.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and employee-related expenses	$871	$1,132
Professional fees	345	420
Third-party research and development expenses	550	135
IPO-related services	—	111
Other	60	151
Total accrued expenses	$1,826	$1,949

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

The borrowings were secured by a lien on all Company assets, excluding intellectual property. The May 2016 and December 2016 advances had a floating per annum interest rate of the greater of 4.0% or 0.5% above the prime rate. In December 2016, the interest only period was extended to 18 months. Upon the expiration of the interest only period, amounts borrowed were to be repaid over 30 equal monthly payments of principal and interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended Loan Agreement. The Company was also required to make a final payment equal to 8.25% of the total borrowings (“Final Payment”) on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended Loan Agreement or at the time of prepayment.

On June 29, 2018, the Company terminated the Amended Loan Agreement and repaid the $7.7 million outstanding principal balance and the Final Payment to SVB. The Company recorded a loss on extinguishment of debt of $0.6 million in the Statement of Operations, accordingly.

 On June 29, 2018 the Company also entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement are available to the Company through one additional advance request until the

end of the interest only period as defined below.   Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an initial interest only period of 18 months.  If the Company receives at least $50M of gross proceeds from the sale of its equity securities or upfront cash payment from a strategic partnership prior the expiration of the initial interest only period, the interest only period will be extended an additional six months.  Upon the expiration of the initial interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. If the interest only period is extended an additional six months, amounts borrowed will be repaid over 24 equal monthly payments of principal plus accrued but unpaid interest beginning July 1, 2020.  At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee will be paid to the Lender.  If the gross proceeds are received on or before June 30, 2019, the Success Fee is $200,000, and f the gross proceeds are received after June 30, 2019, the Success Fee is $300,000.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

The PWB Loan Agreement contains negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the PWB Loan Agreement. The obligations under the PWB Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal based on scheduled principal payments.

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimus in value at June 30, 2018.

7. Stockholders’ Equity

Common Stock

Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

At June 30, 2018, warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 were outstanding.  These warrants expire May 1, 2026.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Warrants	9,040	9,040
Stock options	4,311,711	3,538,345
Employee stock purchase plan	413,230	206,284
Total	4,320,751	3,753,669

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of June 30, 2018, 2,214,059 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$144	$30	$234	$57
General and administrative	368	70	683	139
Total	$512	$100	$917	$196

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.6%-2.8%	1.9%-2.0%	2.3%-2.8%	1.9%-2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.5-6.1	5.6-6.3	5.5-6.1	5.6-6.3
Expected volatility	85%-87%	84%-87%	81%-89%	84%-87%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,508,124	1.89	7.9	$12,328
Granted	672,674	8.25
Exercised	(57,509)	1.41
Cancelled	(25,637)	5.27
Outstanding at June 30, 2018	2,097,652	$3.90	8.1	$19,213
Exercisable at June 30, 2018	946,273	$1.57	7.0	$10,844

As of June 30, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $4.9 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

9. Commitments and Contingencies

The Company has operating leases for office space in Newton, MA (“Newton Lease”) and for laboratory space in Sudbury, MA (“Sudbury Lease”).  The Newton lease expires in December 2020 and base rent is $0.3 million annually.

     In March 2018, the Company amended the Sudbury Lease to reduce the square footage and to extend the term to February 28, 2021.  Base rent for Sudbury Lease is approximately $0.1 million annually.

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

We have conducted a robust clinical development program of ALLN-177, including three Phase 2 clinical trials, and are in discussions with the U.S. Food and Drug Administration, or the FDA, to finalize the design of our planned pivotal Phase 3 program in enteric hyperoxaluria.  In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for ALLN-177 in patients with enteric hyperoxaluria. We expect to announce topline data from this trial in the second half of 2019.   We continue to engage with the FDA to finalize the design of URIROX-2TM (URIROX-2) (formerly Study 302), the larger and second of two planned Phase 3 clinical trials, and to discuss suitability for an accelerated approval pathway for our planned BLA submission for ALLN-177 in patients with enteric hyperoxaluria. Earlier this year, we submitted to the FDA a draft protocol for URIROX-2 and the planned statistical approach to support a BLA filing using the Subpart E accelerated approval pathway.  The FDA provided comments and recommendations on these documents.  We have resubmitted the URIROX-2 protocol and statistical approach to the FDA to address this feedback.  We have also entered into an agreement with our clinical research organization, or CRO, for start-up activities for URIROX-2, including site identification and development of the operational plan to collect data for the confirmatory clinical benefit elements of the trial.  We continue to expect to initiate URIROX-2 in the second half of 2018.  In addition to our Phase 3 program of ALLN-177 for enteric hyperoxaluria, we are also evaluating ALLN-177 in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We expect to announce interim data from Study 206 in the second half of 2018.

On November 6, 2017, we completed our initial public offering, or IPO, in which we issued and sold 5,333,333 shares of our common stock at a public offering price of $14.00 per share, for aggregate gross proceeds of $74.7 million. The underwriters partially exercised their over-allotment option on December 1, 2017, and purchased 16,969 shares of our common stock, for aggregate gross proceeds of $0.2 million.  As a result of the IPO, we received approximately $67.0 million in net proceeds after deducting $7.9 million of underwriting discounts and commissions and offering costs.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and conducting clinical trials for our lead product candidate, ALLN-177. We do not have any products approved for sale and have not generated any revenue to date. As of June 30, 2018, we had cash and cash equivalents totaling $78.9 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $8.6 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $16.5 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $98.5 million. We anticipate that our expenses will increase significantly as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Additionally, we currently use CROs and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may seek to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ALLN-177 external costs	$3,535	$2,124	$7,670	$5,168
ALLN-346 external costs	298	105	369	123
Employee compensation and benefits	1,737	1,018	3,187	2,081
Other	290	211	565	437
Total research and development expenses	$5,860	$3,458	$11,791	$7,809

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $57.0 million of external research and development costs for ALLN-177. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of ALLN-177, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest expense incurred on our credit facilities, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under our former credit facility with Silicon Valley Bank, or SVB, and debt issuance costs, and interest income earned on our cash, cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions and non-cash changes in the fair value of warrants issued in connection with our former credit facility with SVB. The preferred warrants converted upon the closing of our IPO and therefore became exercisable into common stock instead of convertible preferred stock. The warrants for the purchase of common stock met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).  As a result, we will no longer recognize any changes to the fair value of the warrants through other income (expense).

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

Results of Operations

Comparison of the three months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$5,860	$3,458	$2,402
General and administrative	2,275	1,017	1,258
Total operating expenses	8,135	4,475	3,660
Loss from operations	(8,135)	(4,475)	(3,660)
Other income (expense):
Interest income (expense), net	118	(123)	241
Other income (expense), net	(13)	(34)	21
Loss on extinguishment of debt	(617)	—	(617)
Other income (expense), net	(512)	(157)	(355)
Net loss	$(8,647)	$(4,632)	$(4,015)

Research and Development Expense

Research and development expense increased by $2.4 million from $3.5 million for the three months ended June 30, 2017 to $5.9 million for the three months ended June 30, 2018. The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change
Clinical development external costs	$2,425	$878	$1,547
Manufacturing external costs	858	834	24
Employee compensation and benefits	1,737	1,018	719
Other	840	728	112
Total research and development expenses	$5,860	$3,458	$2,402

The $2.4 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $1.5 million from $0.9 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018:
o	We incurred $1.8 million of costs for our URIROX-1 Study during the three months ended June 30, 2018. This study was initiated during the first quarter of 2018;
o	We also incurred $0.3 million of costs for our 206 Study during the three months ended June 30, 2018, which was also initiated during the first quarter of 2018; and
o

The increase in costs due to our URIROX-1 Study and our 206 Study was partially offset by $0.6 million of costs incurred during the three months ended June 30, 2017 as we continued the closeout of our 713 Study, for which there were no comparable costs for the three months ended June 30, 2018.

•

Our manufacturing external costs were $0.8 million for both the three months ended June 30, 2018 and 2017.  Included in manufacturing costs for the three months ended June 30, 2018 was $0.4 million of costs incurred at our CMO for the production of clinical batches of drug substance for our Phase 3 clinical program and $0.2 million of drug product costs for our Phase 3 clinical program.  Manufacturing costs for the three months ended June 30, 2017 included $0.3 million of costs incurred at our CMO for the production of engineering batches and $0.2 of costs for modifications of equipment at our CMO; and

•

Our employee compensation and benefits costs increased by $0.7 million for the three months ended June 30, 2018, primarily due to an increase headcount from 20 employees at June 30, 2017 to 30 employees at June 30, 2018 as we grew our clinical and technical operations teams in preparation for our planned Phase 3 program.

General and Administrative Expenses

General and administrative expense increased by $1.3 million from $1.0 million for three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018. The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change
Employee compensation and benefits	$1,065	$587	$478
Consulting and professional services	594	245	349
Market research and commercialization planning	279	44	235
Other	337	141	196
Total general and administrative expenses	$2,275	$1,017	$1,258

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.5 million for the three months ended June 30, 2018, primarily due to an increase in employee salaries, wages, benefit costs and stock-based compensation.  Our stock-based compensation increased from $0.1 million for the three months ended June 30, 2017 to $0.4 million for the three months ended June 30, 2018;

•

Our consulting and professional services costs increased by $0.3 million. The increase was primarily related to increased accounting and tax costs, legal costs and other costs incurred as a public company;

•

Our market research and commercialization planning costs increased by $0.2 million during the three months ended June 30, 2018 as we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177 in Europe and Asia, for which there was no comparable expense during the three months ended June 30, 2017; and

•

Our other costs increased by $0.2 million for the three months ended June 30, 2018, due primarily to $0.2 million increase in corporate insurance premiums.  Our insurance premiums increased as a result of being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.1 million for the three months ended June 30, 2018 and net interest expense of $0.1 million for the three months ended June 30, 2017. The increase was attributable to interest earned from higher average balances of cash and cash equivalents for the three months ended June 30, 2018 due to the net proceeds received from our IPO in November 2017.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing unamortized debt discount and the final payment fee associated with the loan.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$11,791	$7,809	$3,982
General and administrative	4,317	2,208	2,109
Total operating expenses	16,108	10,017	6,091
Loss from operations	(16,108)	(10,017)	(6,091)
Other income (expense):
Interest income (expense), net	218	(255)	473
Other income (expense), net	(20)	(31)	11
Loss on extinguishment of debt	(617)	—	(617)
Other income (expense), net	(419)	(286)	(133)
Net loss	$(16,527)	$(10,303)	$(6,224)

Research and Development Expenses

Research and development expense increased by $4.0 million from $7.8 million for the six months ended June 30, 2017 to $11.8 million for the six months ended June 30, 2018. The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Dollar
	2018	2017	Change
Clinical development external costs	$4,685	$2,482	$2,203
Manufacturing external costs	2,372	1,829	543
Employee compensation and benefits	3,187	2,081	1,106
Other	1,547	1,417	130
Total research and development expenses	$11,791	$7,809	$3,982

The $4.0 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $2.2 million from $2.5 million for the six months ended June 30, 2017 to $4.7 million for the six months ended June 30, 2018:
o	We initiated our URIROX-1 Study during the first quarter of 2018. Expenses for this study were $3.2 million for the six months ended June 30, 2018;
o	We also initiated our 206 Study during the first quarter of 2018 and incurred $0.7 million of costs for this study during the six months ended June 30, 2018;
o

We also initiated preparation and start-up activities for our planned URIROX-2 Study during the second quarter of 2018 and incurred $0.3 million of costs for this study during the six months ended June 30, 2018; and

o

The increase in costs due to our URIROX-1 Study, URIROX-2 Study and 206 Study was partially offset by costs incurred during the six months ended June 30, 2017, for which there were no comparable costs for the six months ended June 30, 2018.  We incurred $1.4 million of costs during the six months ended June 30, 2017 as we continued the closeout of our 713 Study and $0.3 million of costs as we completed our 204 Study.

•	Our manufacturing external costs increased by $0.5 million from $1.8 million for the six months ended June 30, 2017 to $2.4 million for the six months ended June 30, 2018.
o

Included in manufacturing costs for the six months ended June 30, 2018 was $1.6 million of costs incurred at our CMO for the production of engineering and clinical batches of drug substance for our Phase 3 clinical program and $0.2 million of drug product costs for our Phase 3 clinical program; and

o

Included in manufacturing costs for the six months ended June 30, 2017 was $0.7 million of costs incurred at our CMO for the production of engineering batches and $0.2 of costs for modifications of equipment at our CMO and $0.4 million of drug product costs.

•

Our employee compensation and benefits costs increased by $1.1 million for the six months ended June 30, 2018, primarily due to an increase in headcount from 20 employees at June 30, 2017 to 30 employees at June 30, 2018 as we grew our clinical and technical operations teams in preparation for our planned Phase 3 program.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of ALLN-177, scale our manufacturing processes for ALLN-177 and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $2.1 million from $2.2 million for the six months ended June 30, 2017 to $4.3 million for the six months ended June 30, 2018. The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Dollar
	2018	2017	Change
Employee compensation and benefits	$2,068	$1,209	$859
Consulting and professional services	1,176	442	734
Market research and commercialization planning	381	271	110
Other	692	286	406
Total general and administrative expenses	$4,317	$2,208	$2,109

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.9 million for the six months ended June 30, 2018, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Our stock-based compensation increased from $0.1 million for the six months ended June 30, 2017 to $0.7 million for the six months ended June 30, 2018;

•

Our consulting and professional services costs increased by $0.7 million for the six months ended June 30, 2018. The increase was primarily related to increased audit and tax costs, legal costs and other costs incurred as a public company;

•

Our market research and commercialization planning costs increased by $0.1 million for the six months ended June 30, 2018.  During the six months ended June 30, 2018 we incurred costs of $0.2 million as we engaged an independent third party to conduct a study to assess the market opportunity for ALLN-177 in Europe and Asia.  During the six months ended June 30, 2017, we incurred $0.1 million of costs as we engaged a separate independent third party to conduct a study to assess the enteric hyperoxaluria market opportunity for ALLN-177; and

•

Our other costs increased by $0.4 million for the six months ended June 30, 2018, due primarily to $0.3 million increase in corporate insurance premiums.  Our insurance premiums increased as a result of being a public company.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.2 million for the six months ended June 30, 2018 and net interest expense of $0.3 million for the six months ended June 30, 2017. The increase was attributable to interest earned from higher average balances of cash and cash equivalents for the six months ended June 30, 2018 due to the net proceeds received from our IPO in November 2017.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized debt discount and the final payment fee associated with the loan.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2018 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities and net proceeds from our IPO of $67.0 million which was completed in November 2017. Our total cash and cash equivalents was $78.9 million and $94.5 million at June 30, 2018 and December 31, 2017, respectively.

On June 29, 2018, we entered into a loan and security agreement with Pacific Western Bank, or the PWB Loan Agreement. The PWB Loan Agreement provides up to $12.0 million principal in term loans, $10.0 million of which was funded at the time we entered into the agreement, of which we utilized approximately $8.5 million to repay the outstanding indebtedness under our existing loan and security agreement with SVB. The borrowings under the PWB Loan Agreement have an interest rate equal to the greater of 5.0% or the prime rate then in effect.

The repayment schedule provides for interest only payments for eighteen months, beginning in July 2018, pursuant to the terms of the PWB Loan Agreement. The PWB Loan Agreement provides for extension of the aforementioned eighteen month period to twenty four months following receipt by us of at least $50 million in gross proceeds from the sale of equity securities or an upfront payment from a strategic partnership by December 31, 2019. Following the interest only period, the loan repayment schedule provides for 30 or 24 equal monthly payments of principal plus interest, as the case may be. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 0% to 2% depending upon when the prepayment occurs. In addition, in the event we close one or more financings pursuant to which we receive aggregate gross proceeds in the amount of at least $25.0 million, the PWB Loan Agreement requires us to pay to Pacific Western Bank a one-time fee equal to (a) $200,000, if such fee is paid on or before June 30, 2019 or (b) $300,000, if such fee is paid after June 30, 2019. This obligation survives the termination of the PWB Loan Agreement. The term loan facility matures on June 29, 2022.

The borrowings under the PWB Loan Agreement are secured by a lien on all of our assets except intellectual property. The PWB Loan Agreement contains customary representations, warranties and covenants by us, including negative covenants restricting our activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. The obligations under the PWB Loan Agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operations	$(14,919)	$(10,708)
Net cash (used in) provided by investing activities	(115)	20,169
Net cash (used in) provided by financing activities	(607)	2
Net (decrease) increase in cash and cash equivalents	$(15,641)	$9,463

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $14.9 million for the six months ended June 30, 2018 compared to $10.7 million for the six months ended June 30, 2017. The increase in cash used in operating activities of $4.2 million was attributable to:

•	an increase in net loss of $6.2 million, partially offset by;
•	an increase in non-cash items of $1.3 million resulting primarily from increases in stock-based compensation expense and our loss on extinguishment of debt; and
•

an increase of $0.8 million in changes in the components of working capital, including increases in prepaid expenses and other current assets partially offset by decreases in accounts payable and accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $20.2 million for the six months ended June 30, 2017. The decrease in cash flows from investing activities of $20.3 million was attributable to maturities of short term investments of $21.5 million for the six months ended June 30, 2017, partially offset by $1.2 million of purchases of investments during the period, as we converted short-term investments to cash and cash equivalents to fund our operations. We did not have any maturities or purchases of short term investments during the six months ended June 30, 2018.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $2,000 for the six months ended June 30, 2017. The net cash used in financing activities for the six months ended June 30, 2018 included $10.5 million used to pay off our credit facility with SVB and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with Pacific Western Bank, or PWB, and $0.1 million received from the exercises of stock options.

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

We believe that our cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital requirements into 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. With the exception of our credit facility with PWB, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018 and 2017.

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

In March 2018, we initiated URIROX-1TM (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application (BLA) for ALLN-177 in patients with enteric hyperoxaluria.  However, we remain in active in discussions with the FDA to finalize the design of our pivotal Phase 3 program for ALLN-177, including the primary and secondary endpoints and the statistical analyses for the second of our two planned Phase 3 clinical trials (the URIROX-2 trial) and the potential for ALLN-177 to be eligible for the accelerated development approval pathway. There can be no assurance that we will reach agreement with the FDA on our Phase 3 clinical program as currently proposed.

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

*  We may attempt to secure approval from the FDA or comparable non-U.S. regulatory authorities through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, and we intend to do so for ALLN-177. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

We intend to pursue accelerated approval for ALLN-177 and to continue to seek further feedback from the FDA or otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint for our planned pivotal Phase 3 clinical program is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the additional feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of hyperoxaluria, our ability to seek and obtain accelerated approval for ALLN-177 in the same or similar indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

As of August 1, 2018, we had 38 full-time, part-time, or short-term employees. Our focus on the development of ALLN-177 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop ALLN-177 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Risks Related to Our Financial Position and Need for Additional Capital

*  We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $8.6 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $16.5 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $98.5 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of ALLN-177 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ALLN-177. As of June 30, 2018, we had working capital of $77.0 million and capital resources consisting of cash and cash equivalents of $78.9, million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of ALLN-177 and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ALLN-177 and any future product candidates.

We believe that our existing cash and cash equivalents as of June 30, 2018 will enable us to fund our operating plan into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of June 30, 2018, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing credit facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. Under our loan and security agreement with PWB, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and PWB accelerates the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

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

As of August 1, 2018, our executive officers, directors and principal stockholders collectively controlled approximately 72.1% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

*  A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of August 1, 2018, we had 20,752,167 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 2,097,652 shares subject to outstanding options under our stock option plans as of June 30, 2018, the 2,214,059 shares reserved for future issuance under our stock option plans, the 413,230 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

*  We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. Our credit facility with PWB also prohibits us from paying cash dividends without the prior written consent of PWB. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2018, we did not repurchase any shares of our common stock.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1	Loan and Security Agreement by and between the Registrant and Pacific Western Bank dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

ALLENA PHARMACEUTICALS, INC.

August 7, 2018	By:	/s/ Alexey Margolin
Alexey Margolin
Chief Executive Officer and Director
(Principal Executive Officer)

August 7, 2018	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)