Form 10-Q
period 2018-09-30
Allena Pharmaceuticals, Inc.
filed 2018-11-07
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 20,761,249 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	the design and conduct of our Phase 3 clinical program of reloxaliase (formerly referred to as ALLN-177) in enteric hyperoxaluria;
•	the number, designs, results and timing of our clinical trials and preclinical studies and the timing of the availability of data from these trials and activities;
•

our ability to enroll a sufficient number of patients and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

•	the therapeutic benefits, effectiveness and safety of reloxaliase, ALLN-346 and our future product candidates;
•	our expected regulatory pathway, and our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third-parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by reloxaliase and ALLN-346;
•	the market acceptance of reloxaliase, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize reloxaliase, if approved, with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;

•	potential collaborators to license and commercialize reloxaliase, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our ability to generate revenue and become profitable; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$70,559	$94,494
Prepaid expenses and other current assets	2,178	1,539
Total current assets	72,737	96,033
Property and equipment, net	469	127
Other assets	191	89
Total assets	$73,397	$96,249
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,779	$1,724
Loan payable, net of discount	—	3,870
Accrued expenses and other current liabilities	3,159	1,949
Total current liabilities	4,938	7,543
Loan payable, net of current portion and discount	9,977	5,516
Other liabilities	37	320
Total liabilities	14,952	13,379
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 20,756,185 and 20,694,658 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21	20
Additional paid-in capital	166,418	164,807
Accumulated deficit	(107,994)	(81,957)
Total stockholders’ equity	58,445	82,870
Total liabilities and stockholders’ equity	$73,397	$96,249

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$7,316	$2,949	$19,107	$10,758
General and administrative	2,389	1,413	6,706	3,621
Total operating expenses	9,705	4,362	25,813	14,379
Loss from operations	(9,705)	(4,362)	(25,813)	(14,379)
Other income (expense):
Interest income (expense), net	180	(146)	398	(401)
Other income (expense), net	15	(162)	(5)	(193)
Loss on extinguishment of debt	—	—	(617)	—
Other income (expense), net	195	(308)	(224)	(594)
Net loss	$(9,510)	$(4,670)	$(26,037)	$(14,973)
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(3.49)	$(1.26)	$(11.19)
Weighted-average common shares outstanding—basic and diluted	20,753,215	1,343,429	20,727,426	1,342,898
Net loss	$(9,510)	$(4,670)	$(26,037)	$(14,973)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	2
Total other comprehensive income	—	—	—	2
Comprehensive loss	$(9,510)	$(4,670)	$(26,037)	$(14,971)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,037)	$(14,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,512	295
Depreciation expense	44	53
Non-cash interest expense	159	264
Loss on extinguishment of debt	617	—
Amortization of premium on investments	—	33
Change in fair value of warrant liability	—	193
Changes in assets and liabilities:
Prepaid expenses and other current assets	(639)	(22)
Other assets	(102)	(89)
Accounts payable	(1)	150
Accrued expenses	1,300	(132)
Other liabilities	18	—
Net cash used in operating activities	(23,129)	(14,228)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(56)
Purchases of investments	—	(1,247)
Maturities of investments	—	24,721
Net cash (used in) provided by investing activities	(156)	23,418
Cash flows from financing activities:
Proceeds from exercise of stock options	87	5
Payments of initial public offering costs	(186)	(571)
Proceeds from loan payable	10,000	—
Repayment of loan payable	(10,492)	—
Debt issuance costs paid	(33)	—
Capital lease payments	(26)	—
Net cash used in financing activities	(650)	(566)
Net (decrease) increase in cash and cash equivalents	(23,935)	8,624
Cash and cash equivalents, beginning of period	94,494	25,250
Cash and cash equivalents, end of period	$70,559	$33,874
Supplemental disclosure of non-cash activities:
Accretion of convertible preferred stock to redemption value	$—	$52

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company is focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease (“CKD”), and end-stage renal disease. The Company’s lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that it is developing for the treatment of hyperoxaluria, a metabolic disorder commonly associated with kidney stones, CKD and other serious kidney diseases. The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

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

The Company has an accumulated deficit of $108.0 million at September 30, 2018, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2018, the Company had $70.6 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of September 30, 2018 will be sufficient to fund the Company’s operating plan into 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The new standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU No. 2016-02 is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact that ASU No. 2016-02 will have on its financial position and results of operations.  The Company has reviewed its portfolio of existing leases and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard.  The Company anticipates that the amended guidance will result in the recognition of operating lease assets and corresponding liabilities on its condensed consolidated balance sheets primarily related to its real estate leases.

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

In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements.  The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company currently is evaluating the impact the adoption of ASU 2018-15 will have on its condensed consolidated financial statements.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements.  The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company currently is evaluating the impact the adoption of ASU 2018-13 will have on its disclosures.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(9,510)	$(4,670)	$(26,037)	$(14,973)
Accretion of convertible preferred stock	—	(17)	—	(52)
Net loss attributable to common stockholders	$(9,510)	$(4,687)	$(26,037)	$(15,025)
Denominator:
Weighted-average common shares—basic and diluted	20,753,215	1,343,429	20,727,426	1,342,898
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(3.49)	$(1.26)	$(11.19)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2018	2017
Series A convertible preferred stock	—	4,400,410
Series B convertible preferred stock	—	4,753,536
Series C convertible preferred stock	—	4,791,563
Warrants	9,040	43,265
Stock options	2,134,904	1,528,370
Total	2,143,944	15,517,144

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$63,782	$63,782	$—	$—
Total assets	$63,782	$63,782	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$93,745	$93,745	$—	$—
Total assets	$93,745	$93,745	$—	$—

At September 30, 2018 and December 31, 2017, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three and nine months ended September 30, 2018 and the year ended December 31, 2017. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and employee-related expenses	$1,422	$1,132
Professional fees	237	420
Third-party research and development expenses	1,400	135
IPO-related services	—	111
Other	100	151
Total accrued expenses and other current liabilities	$3,159	$1,949

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at September 30, 2018.

7. Stockholders’ Equity

Common Stock

Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

At September 30, 2018, warrants to purchase up to 9,040 shares of common stock at an exercise price of $11.06 were outstanding.  These warrants expire on May 1, 2026.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Warrants	9,040	9,040
Stock options	4,307,693	3,538,345
Employee stock purchase plan	413,230	206,284
Total	4,729,963	3,753,669

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of September 30, 2018, 2,172,789 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$157	$30	$391	$87
General and administrative	438	69	1,121	208
Total	$595	$99	$1,512	$295

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%-2.0%	2.3%-2.8%	1.9%-2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.6-6.1	5.9-6.3	5.5-6.1	5.6-6.3
Expected volatility	84%-85%	82%	81%-89%	82%-87%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,508,124	1.89	7.9	$12,328
Granted	743,674	8.50
Exercised	(61,527)	1.42
Cancelled	(55,367)	5.69
Outstanding at September 30, 2018	2,134,904	$4.11	7.9	$14,554
Exercisable at September 30, 2018	1,101,412	$1.91	7.0	$9,721

As of September 30, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $4.6 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

9. Commitments and Contingencies

The Company has operating leases for office space in Newton, MA (“Newton Lease”) and for laboratory space in Sudbury, MA (“Sudbury Lease”).  The Newton lease expires in December 2020 and base rent is $0.3 million annually.

In March 2018, the Company amended the Sudbury Lease to reduce the square footage and to extend the term to February 28, 2021.  In August 2018, the Company amended the amended Sudbury Lease, adding approximately 2,928 square feet of office space.  Base rent for the Sudbury Lease is approximately $0.2 million annually.

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

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease. Our lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, CKD and other serious kidney diseases. There are currently no approved therapies for the treatment of hyperoxaluria.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials, and are in discussions with the U.S. Food and Drug Administration, or the FDA, to finalize the design of our planned pivotal Phase 3 program in enteric hyperoxaluria.  In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. We expect to announce topline data from this trial in the second half of 2019.   We continue to engage with the FDA to finalize the design of URIROX-2TM (URIROX-2) (formerly Study 302), the larger and second of two planned Phase 3 clinical trials, and to discuss suitability for an accelerated approval pathway for our planned BLA submission for reloxaliase in patients with enteric hyperoxaluria. In the third quarter, we submitted to the FDA the second draft of our protocol for URIROX-2 and the planned statistical approach to support a BLA filing using the Subpart E accelerated approval pathway.  The FDA subsequently provided guidance on two elements for the post-approval outcome phase of the trial.  We amended and resubmitted the URIROX-2 protocol and statistical approach to the FDA to address this feedback.  In preparation for implementing this protocol, we have also entered into an agreement with our clinical research organization, or CRO, for start-up activities for URIROX-2, including site identification and development of the operational plan to collect data for the confirmatory clinical benefit elements of the trial.  Pending ongoing interactions with the FDA, we continue to expect to initiate URIROX-2 in 2018.  In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We expect to announce interim data from Study 206 in the first half of 2019 and topline data from this trial in the second half of 2019

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We presented preclinical data for ALLN-346 in October at the 2018 American College of Rheumatology (ACR/ARHP) Annual Meeting.  We are advancing our preclinical program and scaling our manufacturing processes for clinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 with the FDA in 2019 and to initiate our first clinical trial of ALLN-346 in patients with hyperuricemia in the first half of 2020.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and conducting clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of September 30, 2018, we had cash and cash equivalents totaling $70.6 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $9.5 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively, and $26.0 million and $15.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $108.0 million. We anticipate that our expenses will increase significantly as we:

•	conduct ongoing and future clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our planned pivotal Phase 3 clinical program, Phase 2 clinical basket trial and potential future clinical studies we might conduct for our product candidates;
•	scale up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of our second product candidate, ALLN-346;

•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or any other source and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for reloxaliase or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

The following summarizes our most advanced current research and development programs:

•

reloxaliase is our lead product candidate which we are developing for the treatment of hyperoxaluria. Substantially all of our research and development costs to date have been used to fund this program.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reloxaliase external costs	$4,488	$1,485	$12,158	$6,653
ALLN-346 external costs	378	208	747	331
Employee compensation and benefits	1,836	1,019	5,023	3,100
Other	614	237	1,179	674
Total research and development expenses	$7,316	$2,949	$19,107	$10,758

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $61.5 million of external research and development costs for reloxaliase. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

The successful development of reloxaliase, ALLN-346 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful enrollment in, and completion of, clinical trials for reloxaliase;
•	successful data from our clinical program of reloxaliase that supports an acceptable benefit-risk profile of reloxaliase in the intended populations;
•	establishing an appropriate safety profile for ALLN-346 and any potential future product candidate with studies to enable the filing of an investigational new drug application;
•	approval of INDs for ALLN-346 and any potential future product candidate to commence planned or future clinical trials;
•	significant and changing government regulation and regulatory guidance;
•	timing and receipt of marketing approvals from applicable regulatory authorities;
•	making arrangements with CMOs for third-party commercial manufacturing of our product candidates;
•	obtaining and maintaining patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product, if and when approved, by patients, the medical community and third-party payors; and
•	maintenance of a continued acceptable safety profile of the drugs following approval.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest expense incurred on our credit facilities, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under our former credit facility with Silicon Valley Bank, or SVB, debt issuance costs, and interest income earned on our cash, cash equivalents and investments.

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

Results of Operations

Comparison of the three months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$7,316	$2,949	$4,367
General and administrative	2,389	1,413	976
Total operating expenses	9,705	4,362	5,343
Loss from operations	(9,705)	(4,362)	(5,343)
Other income (expense):
Interest income (expense), net	180	(146)	326
Other income (expense), net	15	(162)	177
Other income (expense), net	195	(308)	503
Net loss	$(9,510)	$(4,670)	$(4,840)

Research and Development Expense

Research and development expense increased by $4.4 million from $2.9 million for the three months ended September 30, 2017 to $7.3 million for the three months ended September 30, 2018. The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change
Clinical development external costs	$2,954	$458	$2,496
Manufacturing external costs	1,906	543	1,363
Employee compensation and benefits	1,836	1,019	817
Other	620	929	(309)
Total research and development expenses	$7,316	$2,949	$4,367

The $4.4 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $2.5 million from $0.5 million for the three months ended September 30, 2017 to $3.0 million for the three months ended September 30, 2018:
o	We incurred $2.0 million of costs for our URIROX-1 Study during the three months ended September 30, 2018. This study was initiated during the first quarter of 2018;
o	We incurred $0.4 million of costs for start-up activities for our URIROX-2 Study during the three months ended September 30, 2018;
o	We also incurred $0.4 million of costs for our 206 Study during the three months ended September 30, 2018, which was initiated during the first quarter of 2018; and

o

The increase in costs due to our URIROX-1 Study, our URIROX-2 Study and our 206 Study was partially offset by $0.1 million of costs incurred during the three months ended September 30, 2017 as we completed the closeout of our 713 Study, for which there were no comparable costs for the three months ended September 30, 2018.

•

Our manufacturing external costs increased by $1.4 million from $0.5 million for the three months ended September 30, 2017 to $1.9 million for the three months ended September 30, 2018.  Included in manufacturing costs for the three months ended September 30, 2018 was $0.4 million of costs incurred at our CMOs for the production of engineering batches of drug substance for our Phase 3 clinical program and $0.9 million of drug product costs for our Phase 3 clinical program.  We also incurred $0.2 million of drug development and formulation costs related to ALLN-346.  We incurred no similar costs for the three months ended September 30, 2017; and

•

Our employee compensation and benefits costs increased by $0.8 million for the three months ended September 30, 2018, primarily due to an increase headcount from 20 employees at September 30, 2017 to 32 employees at September 30, 2018 as we grew our clinical and technical operations teams in preparation for our planned Phase 3 program.

General and Administrative Expenses

General and administrative expense increased by $1.0 million from $1.4 million for the three months ended September 30, 2017 to $2.4 million for the three months ended September 30, 2018. The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change
Employee compensation and benefits	$1,128	$623	$505
Consulting and professional services	796	525	271
Market research and commercialization planning	109	108	1
Other	356	157	199
Total general and administrative expenses	$2,389	$1,413	$976

The $1.0 million increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.5 million for the three months ended September 30, 2018, primarily due to an increase in employee salaries, wages, benefit costs and stock-based compensation.  Our stock-based compensation increased from $0.1 million for the three months ended September 30, 2017 to $0.4 million for the three months ended September 30, 2018;

•

Our consulting and professional services costs increased by $0.3 million. The increase was primarily related to increased consulting costs, recruiting costs, accounting and tax costs and other costs incurred as a public company, partially offset by a decrease in legal costs; and

•

Our other costs increased by $0.2 million for the three months ended September 30, 2018, due primarily to a $0.2 million increase in corporate insurance premiums.  Our insurance premiums increased as a result of being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.2 million for the three months ended September 30, 2018 and net interest expense of $0.1 million for the three months ended September 30, 2017. The increase was attributable to interest earned from higher average balances of cash and cash equivalents for the three months ended September 30, 2018 due to the net proceeds received from our IPO in November 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$19,107	$10,758	$8,349
General and administrative	6,706	3,621	3,085
Total operating expenses	25,813	14,379	11,434
Loss from operations	(25,813)	(14,379)	(11,434)
Other income (expense):
Interest income (expense), net	398	(401)	799
Other income (expense), net	(5)	(193)	188
Loss on extinguishment of debt	(617)	—	(617)
Other income (expense), net	(224)	(594)	370
Net loss	$(26,037)	$(14,973)	$(11,064)

Research and Development Expenses

Research and development expense increased by $8.3 million from $10.8 million for the nine months ended September 30, 2017 to $19.1 million for the nine months ended September 30, 2018. The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Dollar
	2018	2017	Change
Clinical development external costs	$7,639	$2,940	$4,699
Manufacturing external costs	4,278	2,372	1,906
Employee compensation and benefits	5,023	3,100	1,923
Other	2,167	2,346	(179)
Total research and development expenses	$19,107	$10,758	$8,349

The $8.3 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $4.7 million from $2.9 million for the nine months ended September 30, 2017 to $7.6 million for the nine months ended September 30, 2018:
o	We initiated our URIROX-1 Study during the first quarter of 2018. Expenses for this study were $5.2 million for the nine months ended September 30, 2018;
o	We also initiated our 206 Study during the first quarter of 2018 and incurred $1.0 million of costs for this study during the nine months ended September 30, 2018;
o

We also initiated preparation and start-up activities for our planned URIROX-2 Study during the second quarter of 2018 and incurred $0.7 million of costs for this study during the nine months ended September 30, 2018; and

o

The increase in costs due to our URIROX-1 Study, URIROX-2 Study and 206 Study was partially offset by costs incurred during the nine months ended September 30, 2017, for which there were no comparable costs during the nine months ended September 30, 2018.  We incurred $1.6 million of costs during the nine months ended September 30, 2017 on the closeout of our 713 Study and $0.3 million of costs as we completed our 204 Study.

•	Our manufacturing external costs increased by $1.9 million from $2.4 million for the nine months ended September 30, 2017 to $4.3 million for the nine months ended September 30, 2018.
o

Included in manufacturing costs for the nine months ended September 30, 2018 was $2.0 million of costs incurred at our CMOs for the production of engineering and clinical batches of drug substance for our Phase 3 clinical program and $1.1 million of drug product costs for our Phase 3 clinical program; and

o

Included in manufacturing costs for the nine months ended September 30, 2017 was $0.8 million of costs incurred at our CMO for the production of engineering batches, $0.2 of costs for modifications of equipment at our CMO and $0.4 million of drug product costs.

•

Our employee compensation and benefits costs increased by $1.9 million for the nine months ended September 30, 2018, primarily due to an increase in headcount from 20 employees at September 30, 2017 to 32 employees at September 30, 2018 as we grew our clinical and technical operations teams in preparation for our Phase 3 program.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $3.1 million from $3.6 million for the nine months ended September 30, 2017 to $6.7 million for the nine months ended September 30, 2018. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Dollar
	2018	2017	Change
Employee compensation and benefits	$3,196	$1,832	$1,364
Consulting and professional services	1,972	967	1,005
Market research and commercialization planning	490	379	111
Other	1,048	443	605
Total general and administrative expenses	$6,706	$3,621	$3,085

The $3.1 million increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $1.4 million for the nine months ended September 30, 2018, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Our stock-based compensation increased from $0.2 million for the nine months ended September 30, 2017 to $1.1 million for the nine months ended September 30, 2018;

•

Our consulting and professional services costs increased by $1.0 million for the nine months ended September 30, 2018. The increase was primarily related to increased consulting costs, recruiting costs, accounting and tax costs and other costs incurred as a public company, partially offset by a decrease in legal costs;

•

Our market research and commercialization planning costs increased by $0.1 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2018 we incurred costs of $0.2 million as we engaged an independent third party to conduct a study to assess the market opportunities for reloxaliase in Europe and Asia.  We also incurred costs of $0.1 million as we engaged another independent third party to conduct market research for reloxaliase.  During the nine months ended September 30, 2017, we incurred $0.1 million of costs as we engaged another independent third party to conduct for a study to assess the enteric hyperoxaluria market opportunity for reloxaliase in the United States; and

•

Our other costs increased by $0.6 million for the nine months ended September 30, 2018, due primarily to $0.4 million increase in corporate insurance premiums.  Our insurance premiums increased as a result of being a public company.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.4 million for the nine months ended September 30, 2018 and net interest expense of $0.4 million for the nine months ended September 30, 2017. The increase was primarily attributable to interest earned from higher average balances of cash and cash equivalents for the nine months ended September 30, 2018 due to the net proceeds received from our IPO in November 2017.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized debt discount and the final payment fee associated with the loan.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2018 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities and net proceeds from our IPO of $67.0 million which was completed in November 2017. Our total cash and cash equivalents was $70.6 million and $94.5 million at September 30, 2018 and December 31, 2017, respectively.

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

The repayment schedule provides for interest only payments for 18 months, beginning in July 2018, pursuant to the terms of the PWB Loan Agreement. The PWB Loan Agreement provides for extension of the aforementioned 18 month period to 24 months following receipt by us of at least $50 million in gross proceeds from the sale of equity securities or an upfront payment from a strategic partnership by December 31, 2019. Following the interest only period, the loan repayment schedule provides for 30 or 24 equal monthly payments of principal plus interest, as the case may be. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 0% to 2% depending upon when the prepayment occurs. In addition, in the event we close one or more financings pursuant to which we receive aggregate gross proceeds in the amount of at least $25.0 million, the PWB Loan Agreement requires us to pay to Pacific Western Bank, or PWB, a one-time fee equal to (a) $200,000, if such fee is paid on or before June 30, 2019 or (b) $300,000, if such fee is paid after June 30, 2019. This obligation survives the termination of the PWB Loan Agreement. The term loan facility matures on June 29, 2022.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operations	$(23,129)	$(14,228)
Net cash (used in) provided by investing activities	(156)	23,418
Net cash used in financing activities	(650)	(566)
Net (decrease) increase in cash and cash equivalents	$(23,935)	$8,624

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $23.1 million for the nine months ended September 30, 2018 compared to $14.2 million for the nine months ended September 30, 2017. The increase in cash used in operating activities of $8.9 million was attributable to:

•	an increase in net loss of $11.1 million, partially offset by;
•	an increase in non-cash items of $1.5 million resulting primarily from increases in stock-based compensation expense and our loss on extinguishment of debt; and
•

an increase of $0.7 million in changes in the components of working capital, including increases in accounts payable and accrued expenses partially offset by decreases in prepaid expenses and other current assets.

Net Cash (Used in) Provided by Investing Activities

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $23.4 million for nine months ended September 30, 2017. The decrease in cash flows from investing activities of $23.6 million was attributable to maturities of short term investments of $24.7 million for the nine months ended September 30, 2017, partially offset by $1.2 million of purchases of investments during the period, as we converted short-term investments to cash and cash equivalents to fund our operations. We did not have any maturities or purchases of short term investments during the nine months ended September 30, 2018.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2018 compared to $0.6 million for the nine months ended September 30, 2017.  The net cash used in financing activities for the nine months ended September 30, 2018 included $10.5 million used to pay off our credit facility with SVB and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with PWB and $0.1 million received from the exercises of stock options.  The net cash used in financing activities for the nine months ended September 30, 2017 included $0.6 million for payments of initial public offering costs incurred during the period.

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

We believe that our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital requirements into 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting ongoing and future clinical trials of reloxaliase;
•	the costs of manufacturing additional material for our planned pivotal Phase 3 clinical program, Phase 2 basket clinical trial and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018 and 2017.

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

Risks Related to Drug Development, Regulatory Approval and Commercialization

We are heavily dependent on the regulatory approval of reloxaliase (formerly referred to as ALLN-177) in the United States and Europe, and subsequent commercial success of reloxaliase, both of which may never occur.

We are a late-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the regulatory approval and commercial success of reloxaliase in one or more of the indications for which we seek approval. Our ability to generate revenues in the near term will depend on our ability to obtain regulatory approval and successfully commercialize reloxaliase on our own in the United States, the first country in which we intend to make reloxaliase available for sale, if approved. We may experience delays in obtaining regulatory approval in the United States for reloxaliase, if it is approved at all, and our stock price may be negatively impacted. Even if we receive regulatory approval, the timing of the commercial launch of reloxaliase in the United States is dependent upon a number of factors, including, but not limited to, hiring sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of marketing and distribution infrastructure.

In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the approval of reloxaliase in the United States, Europe and elsewhere. We plan to devote a substantial portion of our effort and financial resources in order to continue to grow our operational capabilities. This represents a significant investment in the clinical and regulatory success of reloxaliase, which is uncertain. The success of reloxaliase, if approved, and revenue from commercial sales, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of reloxaliase;
•	acceptance by patients, the medical community and third-party payors;
•	our success in educating physicians and patients about the benefits, administration and use of reloxaliase;
•	the incidence and prevalence of enteric hyperoxaluria in those markets in which reloxaliase is approved;
•	the prevalence and severity of side effects, if any, experienced by patients treated with reloxaliase;
•

the availability, perceived advantages, cost, safety and efficacy of alternative treatments, including potential alternate treatments that may currently be available or in development or may later be available or in development or regulatory approval of a generic or biosimilar version of oxalate decarboxylase, the active enzyme in reloxaliase;

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

We may also fail in our efforts to develop and commercialize future product candidates, including ALLN-346 for patients with hyperuricemia and chronic kidney disease, or CKD. If this were to occur, we would continue to be heavily dependent on the regulatory approval and successful commercialization of reloxaliase, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital, could be impaired.

Results of earlier studies may not be predictive of future clinical trial results, and planned studies may not establish an adequate safety or efficacy profile for reloxaliase and other product candidates that we may pursue to justify proceeding to an application for regulatory approval or be worthy of regulatory approval if such an application is made.

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria do not ensure that we will achieve similar results in a pivotal Phase 3 clinical trial in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly with the first clinical trials to be conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of reloxaliase in a number of ways. Prior to obtaining approval for reloxaliase, we expect that the results of our registration trials will have to demonstrate statistically significant improvement in the pre-specified primary endpoint in the applicable registration trial. To date, two of our Phase 2 clinical trials of reloxaliase (Study 713 and Study 649) have not demonstrated statistically significant results in the pre-specified primary endpoints. Our later-stage clinical trials will differ in significant ways from our Phase 2 clinical trials of reloxaliase, which may cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. These differences may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. We are still finalizing the design of our planned pivotal Phase 3 clinical program for reloxaliase, including the primary and secondary endpoints and statistical analysis plan for these trials.

Product candidates in Phase 3 clinical trials, such as reloxaliase in our planned pivotal Phase 3 clinical program, may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends toward efficacy. Some of the data we present on the use of reloxaliase for the treatment of enteric hyperoxaluria is drawn from post-hoc analyses. While we believe these data are useful in informing the design of future clinical trials for reloxaliase, these analyses involve the inherent bias of post-hoc rendering of data and choice of analytical methods. Further, while Study 713 was the largest randomized, controlled trial ever conducted in hyperoxaluria, only 18 subjects with enteric hyperoxaluria, the proposed indication for our planned pivotal Phase 3 program, enrolled in the trial. Thus, we have limited data on the activity of reloxaliase in the target population for our planned Phase 3 clinical program.

We believe 24 hour urinary oxalate excretion is an appropriate metric of the therapeutic effect of reloxaliase because 24 hour urinary oxalate excretion is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, based on published scientific literature and data generated in our own clinical trials, daily urinary oxalate excretion is a biomarker that demonstrates significant variability between patients and day-to-day for the same patient. This variability in 24 hour urinary oxalate excretion, especially in enteric hyperoxaluria patients, can be attributed to changes in diet, metabolic activity, hydration status or other factors. It can also be attributed to the manner in which these measurements are taken. In our completed Phase 2 clinical trials, we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Following our completed Phase 2 clinical trials, we conducted a post-hoc review of these collection procedures. Although we are not aware of any case where the data reported in our prior clinical trials was inaccurate, due to the variability inherent in these data collection techniques, we cannot assure you that in all cases the data reported in our clinical trials accurately reflect the actual biochemical responses experienced by patients in these trials. We believe a time-weighted average of daily urinary oxalate excretion mitigates the risks of inherent variability, dietary change and sample handling associated with the testing of each individual 24 hour urine specimen, but no assurance can be given that any such variability will be fully addressed by this approach.

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the U.S. Food and Drug Administration, or FDA, and comparable foreign regulators to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for reloxaliase or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

*  We have not yet finalized the design of our pivotal Phase 3 clinical program for reloxaliase, including the primary and secondary endpoints and the statistical analyses for our second of two planned Phase 3 clinical trials (the URIROX-2 trial), and whether reloxaliase may be eligible for the accelerated approval pathway remains subject to further discussion with the FDA. The FDA and comparable foreign regulators may not agree with our proposed Phase 3 clinical program, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit a BLA and comparable foreign applications for this product candidate.

In March 2018, we initiated URIROX-1TM (formerly Study 301), the first of two anticipated Phase 3 clinical trials in support of our planned Biologic License Application (BLA) for reloxaliase in patients with enteric hyperoxaluria.  However, we remain in active in discussions with the FDA to finalize the design of our pivotal Phase 3 program for reloxaliase, including the primary and secondary endpoints and the statistical analyses for the second of our two planned Phase 3 clinical trials (the URIROX-2 trial) and the potential for reloxaliase to be eligible for the accelerated development approval pathway. There can be no assurance that we will reach agreement with the FDA on our Phase 3 clinical program as currently proposed.

For our URIROX-2 trial, we have proposed as a primary endpoint the percent change from baseline in 24-hour UOx excretion averaged during Weeks 1-4, comparing reloxaliase to placebo.  The FDA has advised us that it may be willing to accept a substantial change in 24 hour UOx excretion as a surrogate endpoint in patients with secondary hyperoxaluria, especially patients with enteric hyperoxaluria, a prior history of kidney stones and very high baseline levels of UOx excretion. However, the FDA has also advised us that we have not yet provided sufficient data regarding UOx excretion necessary to support its use as a surrogate endpoint for these clinical trials and questioned whether changes in UOx of the magnitude expected would be reasonably likely to predict clinical benefit.  We have provided the FDA with the details of analyses we have conducted using available data collected from a third-party clinical database, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available and whether other factors may play a role in the production of kidney stones.  However, the FDA has preliminarily agreed with our proposal to help validate the analyses presented to date with data collected from the planned URIROX-2 trial. This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval BLA for reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval.  In addition, we continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction. We remain in active dialogue with the FDA, and the design of the URIROX-2 trial, including the endpoints and statistical analysis plan for this study, and whether reloxaliase may be eligible for the accelerated approval pathway, remains subject to further discussion with the FDA.

If the FDA agrees to accept a change in TWA 24 hour UOx excretion as surrogate endpoint for our pivotal Phase 3 program under the accelerated approval pathway, we will be required to provide study data on longer term clinical follow up from trial patients, or conduct a separate clinical outcomes trial, to confirm the clinical benefit predicted by the biochemical therapeutic response demonstrated in our Phase 3 clinical trials. The clinical data we have proposed to collect in URIROX-2 may include serial assessments for kidney stone disease progression and other measures of kidney function. The FDA may require demonstration that we have initiated or made substantial progress in our clinical follow up of trial subjects, or any such clinical outcomes trial, prior to the submission of our BLA for accelerated approval of reloxaliase.  The FDA notes in its guidance that when the same trial is used to support accelerated approval and verify clinical benefit, the data to verify the clinical benefit may be, in some cases, nearly complete by the time of accelerated approval.  If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for reloxaliase. Moreover, the FDA may require us to make other changes to our proposed design of our Phase 3 clinical program for reloxaliase, including expanding the number of patients and/or treatment period evaluated or running one or more additional clinical trials prior to the submission of a BLA. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

We may seek an accelerated approval development pathway for our product candidates, and we intend to do so for reloxaliase. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

We intend to pursue accelerated approval for reloxaliase and to continue to seek further feedback from the FDA or otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that our proposed primary endpoint for our planned pivotal Phase 3 clinical program is an appropriate surrogate endpoint. There also can be no assurance that, after our evaluation of the additional feedback from the FDA or other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, if another company receives full approval from the FDA to market a product for treatment of hyperoxaluria, our ability to seek and obtain accelerated approval for reloxaliase in the same or similar indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We have engaged in discussions with the FDA during our end of Phase 2 meeting, and subsequently, regarding the design of our planned pivotal Phase 3 clinical program for reloxaliase in adult patients with enteric hyperoxaluria. While we have received initial feedback, we do not yet have definitive feedback from the FDA on the proposed primary endpoint of our second of two planned pivotal Phase 3 clinical trials (the URIROX-2 trial), the measure of what is clinically meaningful in respect of this endpoint, secondary endpoints and the requisite data necessary to justify an approval, including use of our proposed primary endpoint as a surrogate endpoint as part of an accelerated approval. Furthermore, the FDA has discretion to reserve judgment on whether our endpoint and the results seen in our planned pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews our BLA several years from now.

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

The design and conduct of clinical trials is complex, particularly where there is not an established regulatory approval pathway for a given patient population, such as enteric hyperoxaluria, or a new mechanism of action is being tested, as this may result in unpredictable results. For example, in our Phase 2 clinical trial referred to as Study 649, a “crossover” trial design was used, which is a longitudinal study in which subjects receive a sequence of different exposures during the course of the trial. Each treatment sequence consisted of two seven-day treatment periods separated by a seven-day washout period. While no clear factor was identified to account for the lack of differentiation between reloxaliase and placebo in Study 649, we believe the lack of effect may have been due to, among other things, the complexities inherent in the crossover study design.

In addition, we are conducting a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We have not yet evaluated reloxaliase in patients with primary hyperoxaluria and as such we have not yet demonstrated proof-of-concept in this patient population. Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our planned Phase 2 trials will have elevated urinary oxalate levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our planned pivotal Phase 3 clinical program, Study 206 or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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

Our planned pivotal Phase 3 clinical program for reloxaliase consists of two Phase 3 clinical trials of reloxaliase in adult patients with enteric hyperoxaluria. We are in discussions with the FDA and have conducted scientific advisory meetings with regulatory authorities in three countries within the European Union. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other comparable foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by reloxaliase) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of reloxaliase, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

The regulatory approval processes of the FDA and comparable foreign regulators are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for reloxaliase or our other product candidates, our business will be substantially harmed.

We are not permitted to market reloxaliase or any of our other product candidates in the United States or the European Union, or EU, until we receive approval of a BLA from the FDA or an MAA from the EMA, respectively. Prior to submitting a BLA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we are required to complete preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of a BLA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulators may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials;
•	the FDA or the EMA or other applicable foreign regulators may not approve the formulation, labeling or specifications of reloxaliase or our other product candidates;
•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that the clinical and other benefits of reloxaliase and our other product candidates outweigh their safety risks;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market reloxaliase or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

The FDA’s and other comparable foreign regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of reloxaliase and any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or other countries or jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would harm our business, prospects, financial condition and results of operations.

If we are required to conduct additional clinical trials or other studies with respect to reloxaliase or any future product candidates we may develop beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of reloxaliase and any future product candidates we may develop, we may obtain approval of indications that are not as broad as intended or we may not be able to obtain regulatory approval at all. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for reloxaliase or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of reloxaliase, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of reloxaliase, ALLN-346 and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. Alnylam is conducting a phase 3 study and has announced that it received Breakthrough Therapy Designation by the FDA for the treatment of patients with primary hyperoxaluria Type 1.  Dicerna has announced plans to initiate a phase 2/3 clinical study in primary hyperoxaluria in the first quarter of 2019. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera’s oxabact, Oxalobacter formigenes, is in phase 3 clinical trials for the treatment of primary hyperoxaluria.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render reloxaliase or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing reloxaliase or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. Our competitors could develop and the FDA could approve a generic or biosimilar version of oxalate decarboxylase, the active enzyme in reloxaliase. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of reloxaliase or any future product candidates we may develop, if approved, will be adversely affected.

*   The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

We focus our research and product development on treatments for hyperoxaluria and hyperuricemia. The precise incidence and prevalence for these diseases are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, we estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. In addition, an estimated 375,000 patients in the United States have refractory gout and CKD, the target population for our ALLN-346 product candidate.  These estimates have been derived from a variety of sources, including the scientific literature and market research projects with third-party consultants, and may prove to be incorrect. Further, new studies and future developments in patient care or treatment paradigms may change the estimated incidence or prevalence of this disorder. The number of patients may turn out to be lower than expected. The potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for one or more of our product candidates, because certain of our potential target populations are small, including our target populations for which reloxaliase has received orphan drug designation, we may never achieve profitability despite obtaining such significant market share.

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

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for reloxaliase, ALLN-346, or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could receive regulatory approval, enter clinical development and, ultimately, be commercially valuable.

* We only have a limited number of employees to manage and operate our business.

As of November 1, 2018, we had 44 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We currently have no sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing our product candidates.

At present, we have no sales or marketing employees and we rely on part-time consultants. We cannot guarantee that we will be successful in marketing reloxaliase for enteric hyperoxaluria in the United States, if approved. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize reloxaliase in the United States without strategic partners or licensees include:

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

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing reloxaliase, which could harm our business, operating results and financial condition. Expansion of our business into the EU and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing reloxaliase, if approved, in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize reloxaliase in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;
•	varying pricing in different foreign markets, which could adversely affect pricing in the United States or other countries;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer collection times for accounts receivable;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	the imposition of governmental price controls, political and economic instability, trade restrictions and changes in tariffs;
•	foreign currency exchange rate fluctuations;
•	our customers' ability to obtain adequate reimbursement for reloxaliase in foreign markets at all, either at all or at prices that exceed our costs; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize reloxaliase and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

Even with the potential assistance of third-party collaborators, we may not be successful in establishing a commercial operation in foreign markets for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in foreign markets will have a negative outcome on our ability to commercialize reloxaliase and generate revenue.

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of reloxaliase internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

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

The manufacture and packaging of pharmaceutical products such as reloxaliase are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as reloxaliase, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing reloxaliase and willing to do so. We may not be able to identify or secure contracts with manufacturers with suitable capability to manufacture reloxaliase according to FDA requirements on favorable terms or at all. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary or mandatory recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture reloxaliase, including the specific bacterial strains that are used to manufacture the oxalate decarboxylase enzyme, which is an active ingredient in reloxaliase.

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

Furthermore, in order to obtain approval of our product candidates, including reloxaliase, by the FDA and foreign regulatory agencies, we will be required to consistently produce the drug substance and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. We have not yet met with the FDA or foreign regulatory agencies to understand the complete manufacturing requirements which must be met for reloxaliase to receive regulatory approval. Each of our potential suppliers will likely use a different method to manufacture drug substance, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA or foreign regulatory agencies do not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or availability of commercial supply after launch may be delayed.

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

If any of these risks materialize, it would have a material and adverse impact on our ability to develop, obtain regulatory approval for and market reloxaliase, if approved.

The longer term growth of our business depends on our ability to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to develop and commercialize multiple product candidates. In addition to the development and commercialization of reloxaliase for hyperoxaluria, we intend to pursue development of ALLN-346 for hyperuricemia and CKD as well as other product candidates. We may never be able to identify other developmental prospects that we can successfully develop into product candidates, let alone receive regulatory approval of or successfully commercialize such product candidates.

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

There are a number of FDA requirements that we must satisfy before we can commence a clinical trial in the United States. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue efforts to develop and commercialize reloxaliase for the treatment of enteric hyperoxaluria and other indications, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, those product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other comparable foreign regulators. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We may fail to obtain and maintain orphan drug designations from the FDA for our current and future product candidates, as applicable. Even for reloxaliase for which we have received such designation for treatment of primary hyperoxaluria and pediatric hyperoxaluria, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

The FDA has granted separate orphan drug designations for reloxaliase for treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. In addition, the European Commission has granted orphan designation for reloxaliase for the treatment of primary hyperoxaluria. Even where we have obtained such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. We may also fail to meet requirements to maintain orphan drug designation during our continued development of reloxaliase, which is primarily focused on enteric hyperoxaluria. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products. Other legislative and regulatory initiatives have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, the Drug Supply Chain Security Act of 2013 imposes new obligations on manufacturers of certain pharmaceutical products related to product tracking and tracing. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance documents or interpretations will be changed, or what the impact of such changes on the marketing approvals of reloxaliase, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from reloxaliase and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

We depend heavily on the success of our most advanced program, reloxaliase. Our only other product development program, ALLN-346, is at the preclinical stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and development of our most advanced product program, reloxaliase for the treatment of hyperoxaluria. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of reloxaliase and our future product candidates. The success of reloxaliase, ALLN-346 and future product candidates we may identify and develop will depend on many factors, including the following:

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

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA or NDA to the FDA or an MAA to the EMA. Not all BLAs, NDAs or MAAs that are submitted to a regulatory agency are approved for commercialization. reloxaliase is an oral biologic product candidate, which is a less common formulation in the biotech industry. Accordingly, there are few oral biologic therapeutics that have achieved regulatory approval. Furthermore, even if we do receive regulatory approval to market our most advanced program or any other product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize our most advanced program, or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, our most advanced program or any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug were low and no drug-related serious or severe adverse events were observed, it is possible that our planned Phase 3 program or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed reloxaliase to be absorbed in our clinical trials to date, it is possible absorption could occur in our planned Phase 3 clinical trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of reloxaliase for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If reloxaliase or our other product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

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

Currently we plan to seek regulatory approval to market reloxaliase solely for the treatment of enteric hyperoxaluria in adults and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing reloxaliase for any other indication.

We intend to initially seek approval to market reloxaliase for the treatment of enteric hyperoxaluria in adults. Even if we obtain regulatory approval to market reloxaliase in this indication, we will likely be prohibited from marketing reloxaliase for any other indications. The FDA strictly regulates the promotional claims that may be made about prescription products. While reloxaliase has been studied in patients beyond the enteric subgroup, reloxaliase may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations prohibiting the promotion of reloxaliase for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for reloxaliase for the treatment of enteric hyperoxaluria in adults, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of reloxaliase for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

We do not currently operate manufacturing facilities for clinical or commercial production of any product candidates. We have limited personnel experienced in drug manufacturing and formulation, and we lack the resources and the capabilities to manufacture reloxaliase on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug product candidates for clinical trials or products for commercial purposes in the foreseeable future. The drug product and drug substance used in reloxaliase are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, to supply the drug required for our planned clinical trials, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug product or drug substance in the event any of our current suppliers of such drug product and drug substance cease their operations for any reason.

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

We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the applicable regulatory authorities. We have not secured commercial supply agreements with any contract manufacturers for reloxaliase and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all or that we will be able to manufacture our product candidates at commercial scale at the cost we expect. Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

An element of our strategy is to enter into licensing or collaboration agreements with respect to reloxaliase and future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing reloxaliase and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of any of our future program collaborators.

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

We have relied, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of reloxaliase or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct all of our clinical trials independently. We have relied will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for reloxaliase and other product candidates, and we control only some aspects of their activities. For example, in our completed Phase 2 clinical trials we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

The third parties conducting our nonclinical studies and clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing clinical and nonclinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approval of or successfully commercialize reloxaliase and any other product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture reloxaliase and conduct other aspects of our clinical development activities, we must, at times, share trade secrets and other confidential information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or other confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $9.5 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively, and $26.0 million and $15.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $108.0 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase, including our planned pivotal Phase 3 clinical program in adult patients with enteric hyperoxaluria;
•	manufacture additional material for these potential future clinical trials;
•	scale up our manufacturing process for reloxaliase to prepare for the submission of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, manufacturing, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

* We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of September 30, 2018, we had working capital of $67.8 million and capital resources consisting of cash and cash equivalents of $70.6, million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of reloxaliase and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates.

We believe that our existing cash and cash equivalents as of September 30, 2018 will enable us to fund our operating plan into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our pivotal Phase 3 program and obtain regulatory approvals for reloxaliase and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of manufacturing clinical trial supplies of reloxaliase;
•	our ability to successfully commercialize reloxaliase;

•	the selling and marketing costs associated with reloxaliase, including the cost and timing of building our sales and marketing capabilities;
•	the amount of sales and other revenues from reloxaliase, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	our ability to comply with the covenants under our current and future credit facilities;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for reloxaliase, ALLN-346 or any other product candidate;
•	our preclinical research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize reloxaliase or any future product candidate.

* Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of September 30, 2018, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

In addition, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize reloxaliase and any other product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of reloxaliase and any other product candidates we may develop could be delayed.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products, for example, reloxaliase. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of reloxaliase and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and commercialize our lead product candidate, reloxaliase, is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. For example, we are party to a license agreement with Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, under which we received an exclusive, worldwide, royalty-bearing, sublicensable, and, except under certain circumstances, non-transferable license under certain of the patent rights to develop, use, make, have made, market, offer to sell, sell, have sold, distribute, import or otherwise exploit reloxaliase. We may enter into additional license agreements in the future. Our license agreement with Althea imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Althea, may have the right to terminate these license agreements, in which event we might not be able to market our lead product candidate, reloxaliase. Similarly, other licensors may convert an exclusive license to a non-exclusive license, which could adversely affect the value of a product candidate developed under a given license agreement. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In the future, if and when our product candidates, for example, reloxaliase, receive FDA approval, we intend to apply for patent term extensions on patents covering those products in any jurisdiction where these are available. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Although we have obtained composition of matter patents covering reloxaliase and its use in therapy, we also rely on trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect our trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, advisors, contractors, contract manufacturers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

* Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of November 1, 2018, our executive officers, directors and principal stockholders collectively controlled approximately 72.1% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 1, 2018, we had 20,761,249 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 2,134,904 shares subject to outstanding options under our stock option plans as of September 30, 2018, the 2,172,789 shares reserved for future issuance under our stock option plans, the 413,230 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2018, we did not repurchase any shares of our common stock.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.10*	Commercial Lease, by and between the Registrant and Cummings Properties, LLC, dated August 18, 2016, as amended.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

ALLENA PHARMACEUTICALS, INC.

November 7, 2018	By:	/s/ Alexey Margolin
Alexey Margolin
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2018	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)