Form 10-K
period 2018-12-31
Allena Pharmaceuticals, Inc.
filed 2019-03-07
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $150,081,377.

As of March 1, 2019 there were 20,815,014 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Reloxaliase, a crystalline formulation of the enzyme oxalate decarboxylase, has been designed to specifically degrade oxalate within the GI tract, limiting systemic absorption of oxalate into the bloodstream. Oxalate is endogenously produced as an end product of normal cellular metabolism and is also absorbed through the GI tract from a typical diet. Humans lack the innate capacity to digest oxalate and primarily depend on renal excretion to eliminate it from the body. Although oxalate has no identified biological function, it is known to damage the kidney when present in excess amounts, a condition called hyperoxaluria. Hyperoxaluria is characterized by significantly elevated oxalate levels in the urine, or urinary oxalate excretion, due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria is further characterized either as enteric, resulting from a chronic and unremediable underlying GI disorder associated with malabsorption, such as bariatric surgery complications or Crohn’s disease, which predisposes patients to excess oxalate absorption, or idiopathic, meaning the underlying cause is unknown. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials, which demonstrated reductions of urinary oxalate excretion in patients with secondary hyperoxaluria, particularly in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in clinical trials to date. Based on these data, the high unmet medical need, the enzyme’s specific mechanism of action, and the significant market opportunity, we are initially developing reloxaliase for adult patients with enteric hyperoxaluria.

In March 2018, we initiated URIROX-1 (formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologics License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. We expect to announce topline data from this trial in the second half of 2019.  In the fourth quarter of 2018 we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The primary efficacy endpoint for URIROX-2 is the percent change from baseline in 24-hour urinary oxalate, or UOx, excretion during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the same primary efficacy endpoint as URIROX-1.

The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  Accordingly, we intend to use data from the URIROX-2 trial to first support a filing for accelerated approval for reloxaliase and thereafter to verify its clinical benefit associated with reduction in kidney stone disease progression, which is the primary long-term endpoint of the study.  URIROX-2 also incorporates adaptive design elements that allow for increases in sample size and duration of treatment based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success in the long-term follow-up phase of the trial.  We currently expect to submit a BLA to the FDA after 400 patients have been randomized and followed in URIROX-2 for six months. For the long-term follow-up phase of the trial, subjects would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.

The FDA has also granted separate orphan drug designations for reloxaliase for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. In addition, the European Commission has granted orphan designation for reloxaliase for the treatment of primary hyperoxaluria. In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, which can lead to systemic oxalosis, a potentially fatal disorder associated with deposition of oxalate in tissues. We expect to announce initial data from Study 206 in the second quarter of 2019 and topline data in the second half of 2019.

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

We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present. Primary hyperoxaluria, an ultra-rare genetic disease, is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients, in the United States. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. There are no FDA approved therapies for primary hyperoxaluria, and the most severe patients may be treated with a liver and/or kidney transplant. Patients with enteric hyperoxaluria can have levels of urinary oxalate excretion as high as patients with primary hyperoxaluria and a comparable renal burden.

Systemic oxalosis is an ultra-rare, potentially fatal condition that results from the progression of primary or enteric hyperoxaluria. Excess oxalate that cannot be eliminated by the kidneys begins to accumulate in the tissue throughout the body, including the blood, bones, joints, eyes, heart and kidneys. The deposition of oxalate crystals can increase the risk of kidney inflammation, fibrosis, and progressive kidney failure. This damage to the kidney further reduces the kidney’s ability to eliminate oxalate, causing a vicious cycle that can accelerate the loss of renal function. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis—approximately 6 or 7 times per week—with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis.

We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and developed our first two product candidates, reloxaliase and ALLN-346, which are novel, oral enzyme therapeutics for the treatment of hyperoxaluria and hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce large quantities of reloxaliase sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics.

We have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia is the major predisposing condition for gout, a disease that most commonly manifests with acute flares of arthritis, and can also lead to chronic arthritis and joint damage and palpable deposits of urate crystals in the skin. Hyperuricemia can also lead to increased uric acid excretion in the urine and subsequently to kidney stone formation and kidney damage, also known as urate nephropathy. In addition, hyperuricemia has been linked to hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance and obesity.

We engineered ALLN-346 to degrade urate in the GI tract and, in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased renal function and diminished capacity for urinary excretion of uric acid. Patients with renal impairment who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. An estimated 375,000 patients in the United States have refractory gout and CKD.

Our Product Candidate Pipeline

Using our proprietary technological approach, we have developed a pipeline of first-in-class, oral, non-absorbed enzyme therapeutic candidates to treat patients with rare and severe metabolic disorders that affect the kidney. Our lead product candidate, reloxaliase, is an oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, for which there are currently no approved therapies. Our second product candidate, ALLN-346, is being developed for patients with hyperuricemia and moderate to severe CKD. Hyperuricemia, or elevated levels of uric acid in the blood, is commonly associated with gout as well as kidney stones and kidney disorders.

Strategy

Our goal is to become the leader in developing and commercializing first-in-class, oral, non-absorbed enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. To achieve this goal, we are executing on the following strategy:

•

Obtain regulatory approval in the United States for our lead product candidate, reloxaliase, for enteric hyperoxaluria in adults using the accelerated approval regulatory pathway- We have conducted a robust Phase 2 clinical development program of reloxaliase in patients with secondary hyperoxaluria, which demonstrated significant reductions of urinary oxalate excretion in patients with enteric hyperoxaluria. Based on these data and the high unmet need, we are initially developing reloxaliase for enteric hyperoxaluria. Moreover, we believe the mechanism of action of reloxaliase, which degrades oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria where excess oxalate absorption is driven by an underlying GI disorder. In March of 2018, we initiated URIROX-1, our first Phase 3 clinical trial in support of our planned BLA for reloxaliase in patients with enteric hyperoxaluria, with topline data anticipated in the second half of 2019. In the fourth quarter of 2018 we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We expect to submit a BLA to the FDA after 400 patients have been randomized and followed for six months. For the long-term follow-up phase of the trial, subjects would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.

•

Commercialize reloxaliase-We have worldwide commercialization and development rights to reloxaliase. We intend to independently pursue regulatory approval of reloxaliase in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics.

•

Advance development of reloxaliase for other severe forms of hyperoxaluria- Systemic oxalosis is an ultra-rare potentially life threatening condition that results from the progression of primary or enteric hyperoxaluria. Our preclinical studies in models of primary hyperoxaluria and severe secondary hyperoxaluria have demonstrated that reloxaliase significantly reduced oxalate levels in the urine and plasma. The FDA has granted separate orphan drug designations for reloxaliase for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria (primary and secondary). In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, which can lead to systemic oxalosis, a potentially fatal disorder associated deposition of oxalate in tissues.  We expect to announce initial data from Study 206 in the second quarter of 2019 and topline data from Study 206 in the second half of 2019. In addition, we plan to seek breakthrough designation where appropriate.

•

Obtain regulatory approval in Europe for our lead product candidate, reloxaliase- The prevalence of severe hyperoxaluria in Europe is comparable to that in the United States. Based on a market research project we commissioned, enteric hyperoxaluria is estimated to affect roughly 300,000 people in the EU5 (France, Germany, Italy, Spain and the United Kingdom). Also analogous to the US, primary hyperoxaluria is estimated to affect approximately 5,000 people in the European Union according to the European Commission’s Platform on Rare Diseases Registration. As a result, we plan to pursue regulatory approval for patients with severe hyperoxaluria in Europe in conjunction with our pursuit of approval in the United States. We received Scientific Advice on the design of our proposed Phase 3 program from the regulatory agencies of three countries in the European Union. In these meetings, we discussed the results of our Phase 2 clinical program in secondary hyperoxaluria, our proposed pivotal Phase 3 program in enteric hyperoxaluria, and potential regulatory pathways for approval in Europe. Following these non-binding regulatory interactions, we believe that our Phase 3 program, if successful, could be eligible for a Marketing Authorization Application, or MAA via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway. We have initiated European sites for URIROX-1 and Study 206 and also plan to do so for URIROX-2.

•

Advance development of ALLN-346-ALLN-346 is an orally administered, novel urate degrading enzyme that has been optimized for stability in the GI tract. This proprietary enzyme was designed by our scientists to degrade urate in the GI tract and in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased renal function and diminished capacity for urinary excretion of uric acid. In June 2018, we announced completion of a preclinical proof-of-concept study and presented the data at the American College of Rheumatology meeting on October 22, 2018. The poster presentation included data demonstrating urate reduction in a urate oxidase knock-out mouse model, an animal model of severe hyperuricemia with kidney damage due to urate crystal deposition.  After one week of treatment, mice treated with ALLN-346 achieved a robust reduction in urate burden on the kidney, as evidenced by normalization in urine uric acid and a significant reduction in plasma urate. We believe this study supports our selection of ALLN-346 as our lead product candidate for the treatment of hyperuricemia in patients with gout and associated CKD. Based on the results of this study, we are scaling our manufacturing processes to support customary toxicology and additional preclinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 with the FDA in the second half of 2019 and to initiate our first clinical trial evaluating the efficacy and safety of ALLN-346 in patients with hyperuricemia and gout, including patients with CKD in the first half of 2020.

•

Explore collaboration opportunities for our product candidates in markets outside of the United States. We intend to explore collaborations to commercialize our product candidates, including reloxaliase, outside of the United States. However, depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

•

Use our proprietary technological approach to develop additional orally-administered enzyme therapies that degrade metabolites in the GI tract. We are employing a proprietary technological approach that allows for the design, development, formulation, and scalable manufacturing of oral, non-absorbed, stable enzymes that degrade a specific metabolite within the GI tract. We believe our expertise in orally administered gut-restricted enzyme therapeutics has the potential to serve as a product engine that can be utilized to address other rare and severe metabolic disorders with high unmet medical needs. We plan to continue to expand our platform to create, develop, and bring to market additional first-in-class product candidates.

Competitive Strengths

We believe the following competitive strengths will help us achieve our strategy:

•	Therapeutic focus on rare and severe metabolic disorders that affect the kidney and have high unmet medical needs due to the absence of approved or effective therapies;

•

Lead product candidate, reloxaliase, with clear mechanism of action and consistent evidence of activity and tolerability across preclinical studies and multiple Phase 1 and 2 trials to support our pivotal Phase 3 program;

•

Second product candidate, ALLN-346, which demonstrated a robust reduction in both plasma and urine uric acid levels in an animal proof-of-concept study, and which we are advancing towards an expected IND filing in 2019 and initiation of our first clinical study in the first half of 2020;

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

Reloxaliase

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

Enteric hyperoxaluria is most commonly seen as a complication of malabsorptive bariatric surgical procedures, such as Roux-en-Y gastric bypass, and can also be related to inflammatory bowel disease, such as Crohn’s disease, or other conditions associated with GI malabsorption, including cystic fibrosis, pancreatic insufficiency, celiac disease or short bowel syndrome following surgical resection of the bowel. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have markedly high levels of urinary oxalate excretion that can result in recurrent kidney stones, progressive calcium oxalate (CaOx) deposits in the kidney, or nephrocalcinosis, systemic oxalosis, CKD and ESRD. We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present.

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

Primary Hyperoxaluria

Primary hyperoxaluria, a type of severe hyperoxaluria, is a rare genetic disorder that can result in kidney stone disease, kidney damage, and kidney failure, which may lead to death. Primary hyperoxaluria has three main types, PH1, PH2, and PH3, with each categorization representing the particular genetic enzyme deficiency that drives the overproduction of oxalate, mainly in the liver, and massive excretion of oxalate in the urine. The most severe and common type of primary hyperoxaluria is PH1. These patients typically develop recurrent kidney stones with progressive nephrocalcinosis and end stage renal disease by 20-30 years of age. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. Primary hyperoxaluria is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients in the United States, and approximately 0.1 in 10,000 people, or approximately 5,000 patients in the Europe. There are no FDA approved therapies for primary hyperoxaluria, and the most severe patients may be treated with a liver and/or kidney transplant. Patients with enteric hyperoxaluria can have levels of urinary oxalate excretion as high as patients with primary hyperoxaluria and a comparable renal burden.

Hyperoxaluria-Patient Journey and Progression of Disease

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

Given the debilitating and recurrent nature of kidney stones, patients suffering from recurrent kidney stones bear significant social and financial burdens and are therefore highly motivated to prevent further relapse. Patients with enteric hyperoxaluria tend to have more frequent and more complicated kidney stone episodes and other kidney disorders as a result of their underlying GI disorders and predisposition to chronic excess oxalate absorption. For example, an additional project completed by Health Advances for us in 2017, which included analysis of peer-reviewed academic studies in two patient populations with GI malabsorption (Roux-en-Y gastric bypass and short bowel syndrome), suggested that these patients had a significantly higher kidney stone risk and rate of kidney stone recurrence than the general population of patients with kidney stones. They also had a significantly higher rate of intervention to remove kidney stones. This significant burden of disease in patients with enteric hyperoxaluria is consistent with the clinical presentation of patients participating in our Phase 2 clinical program. In October 2018 we presented data at the American Society of Nephrology conference which included composite data, details on kidney stone burden, and case studies from 33 patients with enteric hyperoxaluria who enrolled across our three Phase 2 studies of reloxaliase. Data from these 33 patients showed that a majority of the patients experienced persistently high 24-hour urinary oxalate (UOx) excretion, despite following standard-of-care guidance for diet and hydration.  On average, these subjects experienced six stones prior to enrollment. Among 20 patients for whom kidney stone burden was assessed by a computerized tomography, or CT, scan, 16 had at least one kidney stone detected at enrollment (80%), with an average of three stones present.  Additionally, 20% of patients presenting with a kidney stone had very large stones, which could require urological intervention. In addition to kidney stone burden, nearly 30% of subjects had moderate CKD (stage 3). Based upon a separate analysis of claims data obtained from Truvan Health Analytics, part of the IBM Watson Health business, we estimate that enteric hyperoxaluria patients with new onset kidney stones, including those who have developed new onset CKD, on average incur approximately $66,000 annually in direct medical costs within a 4-year period after a malabsorptive surgical procedure or underlying GI disease diagnosis associated with risk of enteric hyperoxaluria.

Further, people with kidney stones have a two times greater risk of CKD and ESRD and a higher risk of stroke and heart attack than the general population. Managing CKD and ESRD is complex as many metabolic factors, such as phosphorus, potassium and parathyroid hormone, are out of balance, often requiring treatment with multiple therapeutic agents. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis-approximately 6 or 7 times per week-with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis. Systemic oxalosis, which typically occurs in patients with primary or severe secondary hyperoxaluria and declining kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart. Elevated levels of oxalate in the blood is referred to as hyperoxalemia. For example, a publication in Kidney International in 2018 provided a systematic review on secondary oxalate nephropathy case reports (108 patients total), the majority attributable to enteric hyperoxaluria. In this study, oxalate crystal deposition was universally found in the kidneys, suggesting a causal role for the oxalate crystals.  With a mean follow-up of 12.9 months, renal replacement therapy (dialysis) was required in >50% of patients with most patients remaining dialysis-dependent and an overall mortality rate was 33%.

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

We believe that reloxaliase can address unmet medical needs for patients with severe hyperoxaluria, who experience recurrent kidney stones, CKD, end-stage renal disease and other serious kidney diseases. Reloxaliase, if approved, would be the first therapeutic option that directly degrades oxalate in the GI tract using a mechanism of action specifically targeted to reducing excess absorption of oxalate.

Our Solution: Reloxaliase

Our lead product candidate, reloxaliase, is a first-in-class, non-absorbed, orally-administered enzyme for the treatment of hyperoxaluria. Reloxaliase, a crystalline formulation of the enzyme oxalate decarboxylase, has been designed to specifically degrade oxalate into formate and carbon dioxide within the GI tract, thus limiting systemic absorption of oxalate into the bloodstream. The decrease in systemic absorption reduces the burden on the kidney to filter and then excrete oxalate in the urine and, in turn, reduces the risk of kidney stones and other serious kidney diseases.

We are initially developing reloxaliase for adult patients with enteric hyperoxaluria. As summarized in the table below, we have evaluated reloxaliase in 113 subjects with secondary hyperoxaluria in three Phase 2 clinical trials, of whom 33 subjects had enteric hyperoxaluria, and a Phase 1 clinical trial with 33 healthy volunteers with diet-induced hyperoxaluria. Based on these data, particularly the significant reductions in urinary oxalate excretion observed in patients with enteric hyperoxaluria in our Phase 2 clinical program, we initiated URIROX-1, the first of two Phase 3 clinical trials in March 2018, with topline data anticipated in the second half of 2019. In the fourth quarter of 2018 we initiated URIROX-2 (formerly Study

302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We expect to submit a BLA to the FDA after 400 patients have been randomized and followed for six months. For the long-term follow-up phase of the trial, subjects would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition, the FDA has granted separate orphan drug designations for reloxaliase for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. The European Commission has also granted orphan designation for reloxaliase for the treatment of primary hyperoxaluria. In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, which can lead to systemic oxalosis, a potentially fatal disorder associated deposition of oxalate in tissues. We expect to announce initial data from Study 206 in the second quarter of 2019 and topline data from Study 206 in the second half of 2019.

Clinical Development Program

Overview

Since 2012, we have conducted a robust clinical development program of reloxaliase in healthy volunteers and patients with secondary hyperoxaluria. As a result, we have developed key insights into hyperoxaluria, clinical trials in patients with hyperoxaluria and the activity and tolerability of reloxaliase in this patient population. In our Phase 1 clinical trial in healthy volunteers, we demonstrated proof of concept that the GI tract could be used for reducing the renal oxalate burden, as measured by 24 hour urinary oxalate excretion. Our Phase 2 clinical program was designed to identify the optimal patient population, registrational endpoint and trial design for our planned pivotal Phase 3 program. In the aggregate, our clinical development program to date has demonstrated that:

•	reloxaliase can substantially reduce urinary oxalate excretion in patients with enteric hyperoxaluria;
•	reloxaliase has been well-tolerated, with no drug-related serious or severe adverse events; and
•	the effect of reloxaliase was specific to oxalate, with minimal to no changes in non-oxalate urine parameters.

The table below summarizes our clinical trial experience with reloxaliase to date.

Summary of Completed Phase 2 Clinical Trials

Study 713-Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We completed a multi-center, randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of reloxaliase in patients with secondary hyperoxaluria. The enrollment criteria consisted of patients with either idiopathic or enteric hyperoxaluria with at least 50 mg/24 hour in urinary oxalate, or UOx, excretion at screening, most of whom had a history of kidney stones. We designed the trial to measure the ability of reloxaliase to reduce UOx levels in this patient population, with additional planned analysis in subgroups of secondary hyperoxaluria. The primary endpoint was reduction in UOx excretion from baseline to Week 4. We specified key secondary endpoints including a measure of time-weighted average, or TWA, 24 hour UOx excretion over the four weeks of the trial and percent change in UOx excretion from baseline to Week 4. TWA 24 hour UOx excretion is the average of all 24 hour UOx excretion values obtained while on study drug (reloxaliase or placebo), with each value weighted for the number of days since the last urine collection. We believe this measurement better captures the durability of metabolic control. We also performed various post-hoc analyses on the data.

In the trial, 71 subjects were randomized to receive either a 7,500 unit oral dose of reloxaliase or placebo three times per day with meals, for 28 days. A total of 67 subjects received treatment (32 reloxaliase and 35 placebo), and comprised the modified intent-to-treat and safety populations. Subjects with enteric hyperoxaluria accounted for 34% of the reloxaliase group (11 subjects) and 20% of the placebo group (7 subjects). Subjects with idiopathic hyperoxaluria accounted for 66% of the reloxaliase group (21 subjects) and 80% of the placebo group (28 subjects). On average, subjects with enteric hyperoxaluria had markedly higher UOx excretion levels at baseline (103 mg/24 hour) than the subjects with idiopathic hyperoxaluria (57 mg/24 hour), and despite consuming roughly half the amount of dietary oxalate as idiopathic subjects, their baseline UOx excretion levels were approximately twice as high.

Key efficacy results from this Phase 2 clinical trial included:

•

In the overall population, reduction in 24 hour UOx excretion from baseline to Week 4 (the primary endpoint of the trial) was greater in subjects treated with reloxaliase (LS mean[1] = -8.75 mg/24 hour) compared to subjects who received placebo (LS mean = -2.40 mg/24 hour); however, the difference between treatment groups (LS mean = -6.35 mg/24 hour) did not reach statistical significance (p2 = 0.160).

•

In the subgroup with enteric hyperoxaluria, reduction in 24 hour UOx excretion from baseline to Week 4 was substantially greater in subjects treated with reloxaliase (LS mean = -21.31 mg/24 hour) compared to subjects who received placebo (LS mean = -4.86 mg/24 hour), and the treatment difference was LS mean = -16.45 mg/24 hour  (p = 0.184). The magnitude of the treatment effect was substantially greater than what was observed in the overall population.

•

In the overall population, reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1-4 (a key pre-specified secondary endpoint of the trial) was substantially greater in subjects treated with reloxaliase (LS mean = -9.08 mg/24 hour) compared to subjects who received placebo (LS mean = -0.96 mg/24 hour), and the difference between treatment groups was LS mean = -8.13 mg/24 hour (p = 0.016).

•

In the subgroup with enteric hyperoxaluria, reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1-4 was substantially greater in subjects treated with reloxaliase (LS mean = -25.34 mg/24 hour) compared to subjects who received placebo (LS mean = +0.35 mg/24 hour), and the treatment difference was LS mean = -25.69 mg/24 hour (p==0.018). As with the primary efficacy endpoint, the magnitude of the treatment effect was substantially greater than what was observed in the overall population.

1	LS mean, or least squares mean, is an average calculated based on a linear model that is adjusted for other terms, such as covariates, and is less sensitive to missing data.

2

A p-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less is generally considered to represent statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance.

•

In the overall population, percent reduction in 24 hour UOx excretion from baseline to Week 4 (a pre-specified secondary endpoint of the trial) was greater in subjects treated with reloxaliase (LS mean = -10.37%) compared to subjects who received placebo (LS mean = +5.45%), and the treatment difference was LS mean = -15.81% (p = 0.016).

•

In the subgroup with enteric hyperoxaluria, percent reduction in 24 hour UOx excretion from baseline to Week 4 was substantially greater in subjects treated with reloxaliase (LS mean = -20.21%) compared to subjects who received placebo (LS mean = +16.03%), and the treatment difference was LS mean = -36.25% (p = 0.046). The magnitude of the treatment effect was substantially greater than what was observed in the overall population.

•

In the overall population, the proportion of subjects with a > 20% reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1 to 4 (a post-hoc analysis) was greater in subjects treated with reloxaliase (40.6%) compared to subjects who received placebo (8.6%), with an odds ratio[3], or OR, of 9.59 (p = 0.006).

3

Odds ratio is a measure of association between an exposure and an outcome. The OR represents the odds that an outcome will occur given treatment with reloxaliase compared to the odds of the outcome occurring in placebo subjects.

•

In the subgroup with enteric hyperoxaluria, as illustrated by the figure below, the proportion of subjects with a > 20% reduction in 24 hour UOx excretion from baseline to TWA across Weeks 1 to 4 was substantially greater in subjects treated with reloxaliase (63.6%) compared to subjects who received placebo (14.3%), with an OR of 9.35 (p = 0.092).

Additional key findings:

•

The trial demonstrated reloxaliase to be well tolerated and all 32 subjects treated with reloxaliase completed the trial. Treatment emergent adverse events, or TEAEs, were reported at a lower incidence in subjects receiving reloxaliase (16 subjects or 50.0%) compared to subjects receiving placebo (22 subjects or 62.9%). The incidence of TEAEs that were considered related to the study drug was also lower in subjects treated with reloxaliase (9.4%) compared with subjects who received placebo (22.9%). Among subjects with enteric hyperoxaluria, TEAEs were also reported at a lower frequency in the reloxaliase group (6 of 11 subjects, or 54.5%) compared with the placebo group (5 of 7 subjects, or 71.4%). Similar to the overall population, GI-related TEAEs (the most common type of adverse event) were reported at a lower frequency in the reloxaliase group (3 of 11 subjects, or 27.3%) compared with the placebo group (3 of 7 subjects, or 42.9%). While two subjects in the placebo group experienced TEAEs (nausea and dermatitis) that led to withdrawal from the trial, there were no TEAEs that led to withdrawal from the trial among the subjects treated with reloxaliase. There were no deaths, severe or serious adverse events, or SAEs, reported during the trial. There were no clinically important changes in laboratory values, vital signs or physical examinations.

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

•

The effects of reloxaliase were observed to be highly specific to oxalate, as there were minimal to no changes in other non-oxalate urine parameters, such as calcium, citrate, sodium and urinary volume, between baseline and Week 4 in subjects on reloxaliase.

•

We observed from diet recall data that subjects with enteric hyperoxaluria consumed on average more than three meals per day and more than two snacks per day. On average, they consumed 28% of their total daily oxalate intake from snacks, with snacks accounting for 40-50% of daily oxalate intake in some subjects. In the trial, subjects received either a 7,500 unit oral dose of reloxaliase (22,500 units/day) or placebo three times per day with meals. As a result of their eating patterns, subjects in the subgroup with enteric hyperoxaluria therefore consumed a significant portion of their daily oxalate intake without treatment. Patients with enteric hyperoxaluria often have individualized dietary patterns, particularly patients following bariatric surgery, who are typically advised to eat frequent, smaller meals. These data informed our decision to tailor the dosing regimen in our pivotal Phase 3 clinical program for patients with enteric hyperoxaluria in order to maximize the therapeutic effect of reloxaliase. We will dose subjects in URIROX-1 with 7,500 units of reloxaliase with each meal and/or snack, up to five times per day (up to 37,500 units/day). This dosing regimen is consistent with the eating patterns of patients with enteric hyperoxaluria and is designed to provide reloxaliase at most meals and snacks in order to maximize the degradation of oxalate ingested.

This trial was the largest randomized controlled trial ever conducted in hyperoxaluria and key elements served as the blueprint for our pivotal Phase 3 program. Although the trial did not achieve the primary efficacy endpoint, we observed substantial reductions in UOx excretion in several key pre-specified secondary endpoints, particularly in patients with enteric hyperoxaluria. Moreover, due to observed variability in UOx excretion, we believe that an analytical approach based upon TWA most appropriately indicates the therapeutic effect of reloxaliase in patients with enteric hyperoxaluria. As a result, we chose as the primary endpoint of URIROX-1 the percent change from baseline in 24 hour UOx excretion averaged during Weeks 1-4 of the four-week treatment period. In addition, we observed reloxaliase to be well tolerated and highly specific to oxalate.

Study 396-Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We conducted a proof of concept clinical trial in patients with secondary hyperoxaluria. This trial was a multi-center, open-label, single arm trial to evaluate the safety and efficacy of reloxaliase treatment in 16 patients with secondary hyperoxaluria and kidney stones, many of whom were receiving treatment in kidney stone clinics to manage kidney stone disease (e.g. low oxalate diet and high oral fluid intake, thiazide diuretics and potassium citrate). In the trial, all subjects were treated with a 7,500 unit oral dose of reloxaliase three times per day with meals for four days.

Key results from this Phase 2 clinical trial included:

•

Subjects had an average reduction in UOx excretion of -13.92 mg/24 hour (p = 0.0084). The five subjects with enteric hyperoxaluria experienced a substantially greater average reduction in UOx excretion of -22.01 mg/24 hour as illustrated by the chart below.

•	Overall, 11 of 16 subjects, or 69%, had some reduction in UOx excretion levels, in whom the mean reduction was 23%.

•

The reduction in 24 hour UOx excretion was correlated with baseline UOx, demonstrating that subjects with higher UOx excretion levels at baseline showed greater reduction in UOx levels after taking reloxaliase, as shown in the figure below.

•

The trial demonstrated reloxaliase to be well tolerated. No deaths, SAEs, or other significant adverse events occurred in this trial. No subject was withdrawn from the study due to an adverse event. There were no clinically significant hematology or serum biochemistry abnormal values reported during the trial.

Study 649-Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We conducted a randomized, double-blind, placebo-controlled, crossover trial with an adaptive design to evaluate the efficacy and safety of three different doses of reloxaliase compared with placebo, administered for seven days, in subjects with kidney stones and secondary hyperoxaluria. Subjects were randomized to treatment sequences in a crossover fashion. A crossover trial is a longitudinal study in which subjects receive a sequence of different treatment arms during the course of the trial. Each treatment sequence consisted of two seven-day treatment periods separated by a seven-day washout period. Throughout the trial, each subject participated in two of the four treatment arms, which included a 1,500 unit oral dose of reloxaliase, a 3,000 unit oral dose of reloxaliase, a 7,500 unit oral dose of reloxaliase or placebo, with meals three times a day. A total of 32 subjects were randomized; two subjects were not treated, resulting in a total of 30 subjects included in the analyses.

Randomization in the reloxaliase low and mid-dose groups was halted after the first Adaptive Design Review Committee review of data on the first 12 subjects, resulting in only a small number of subjects in those two groups. The trial stopped enrolling in July 2016 following the second planned interim analysis once 24 subjects’ data were available, due to the inability to differentiate among the treatment arms.

A post-hoc evaluation of the data was conducted to attempt to determine factors which may have influenced the inability of reloxaliase to demonstrate a statistically significant difference from placebo. While no clear factor was identified to account for the lack of differentiation between reloxaliase and placebo, we believe the lack of effect may have been due to variability in dietary oxalate ingestion, measurement of UOx excretion and the complexities inherent in the short-cycle, crossover study design.

All three doses of reloxaliase were well tolerated in this study. No deaths, SAEs, or other significant AEs occurred. One subject who received the 1,500 unit oral dose of reloxaliase per meal three times per day experienced an SAE after the seven-day washout period during the first dosing day of reloxaliase at the 7,500 unit oral dose that led to withdrawal from the trial. The event was considered not related to study drug by the investigator. No other subjects withdrew due to a TEAE during the trial.

Pivotal Phase 3 URIROX Program and Regulatory Pathway

Our pivotal Phase 3 program for reloxaliase consists of two global, randomized, double-blind, placebo-controlled clinical trials evaluating efficacy and safety of reloxaliase in adult patients with enteric hyperoxaluria and UOx ≥ 50 mg/24 hours, called URIROX-1 (formerly Study 301) and URIROX-2 (formerly Study 302). We expect that both trials will be conducted in the United States, Canada and Europe, and, in the case of URIROX-2, potentially other geographies.

We initiated URIROX-1 in March 2018. A total of 124 subjects are planned for randomization equally into two arms for a four-week treatment period. Subjects will self-administer either 284 mg (equivalent to 7,500 units) of reloxaliase or placebo with each meal or snack, up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria. URIROX-1 has the same primary and key secondary efficacy endpoints as URIROX-2.  The primary endpoint for the study is the percent change from baseline in 24-hour urinary oxalate, or UOx, excretion during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo. Secondary endpoints include proportion of subjects with a ≥20% reduction from baseline in 24-hour UOx excretion averaged during Weeks 1-4. URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. We expect to announce topline data from the URIROX-1 trial in the second half of 2019.

We initiated URIROX-2 in the fourth quarter of 2018. URIROX-2 is a multicenter, global, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of reloxaliase in patients with enteric hyperoxaluria, over a minimum treatment period of two years. The trial is designed to enroll 400 patients with 24-hour UOx excretion greater than or equal to 50 mg and a history of kidney stones, and will include patients with normal kidney function as well as chronic kidney disease (defined as an estimated glomerular filtration rate (eGFR) greater than or equal to 30). Patients will be randomized 1:1 to reloxaliase vs. placebo and will take 284 mg (equivalent to 7,500 units) of reloxaliase or placebo with each meal or snack up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria.

The primary efficacy endpoint for URIROX-2 is the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing mean reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo. Secondary endpoints include the proportion of subjects with a ≥20% reduction from baseline in 24-hour UOx excretion measured during Weeks 1-4 and percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24. The primary long-term efficacy endpoint to confirm clinical benefit is the proportion of subjects with kidney stone disease progression, defined as a composite of either symptomatic kidney stone(s) or finding of new or enlarged kidney stone(s) using imaging, over a minimum treatment period of two years. Secondary long-term efficacy endpoints to confirm clinical benefit include change in eGFR from baseline and emergency room visits, hospitalizations or procedures for the management of kidney stones.

The FDA has advised us that they agree with our overall strategy to obtain accelerated approval for reloxaliase.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval of reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval.  We expect that our data package for accelerated approval would include a conditional power estimate based on the effect of reloxaliase on reducing kidney stone disease progression as assessed with interim data from the URIROX-2 trial, the effects of reloxaliase on reduction of UOx in the URIROX-1 and URIROX-2 trials, and further support for the model relating UOx levels to kidney stone disease progression, including but not limited to available data obtained in the URIROX-2 trial.  We expect to submit a BLA to the FDA after 400 patients have been randomized and followed for six months. For the long-term follow-up phase of the trial, subjects would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.

The FDA has also advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and on our ability to support the model of the relationship between UOx levels and stone formation rates, which model can be informed by data generated in the URIROX-2 trial as well as other data sources.  This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations, will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate success in the long-term follow-up phase of the trial as reviewed by the FDA.  Based on the outcome of our planned sample size re-estimations we may be required to increase the number of patients treated and/or extend the follow-up period before we are able to submit a BLA for reloxaliase using the accelerated approval pathway.

For a discussion about the risks related to our pivotal Phase 3 clinical program, please see “Risk Factors—Risks Related to Drug Development, Regulatory Approval and Commercialization,” including, but not limited to, the specific risk factor titled “Although we have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway, the clinical data we generate from our Phase 3 clinical program and/or the data we derive from third party datasets may not be sufficient to satisfy the FDA that we are eligible to use the accelerated approval regulatory pathway…”

In addition, we have conducted Scientific Advice meetings with regulatory authorities in three countries within the European Union, and discussed the results of our Phase 2 clinical program, our proposed pivotal Phase 3 program as described above and potential pathways for regulatory approval of reloxaliase in Europe. Subject to future anticipated interactions with the European Medical Agency (EMA), we believe that our proposed Phase 3 program, if successful, could support the filing of a future MAA application in the European Union via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway.

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

Summary of Completed Phase 1 Clinical Trial-Study 183

We completed a single-center, double-blind, randomized, placebo-controlled crossover Phase 1 clinical trial to evaluate the safety and provide initial proof of concept of activity of reloxaliase in healthy volunteers. We fed 33 healthy adult subjects an oxalate-rich diet in order to induce transient dietary hyperoxaluria. Each subject then received either a 7,500 unit oral dose of reloxaliase or placebo three times per day with meals for seven days while continuing on the oxalate-rich diet. The high-oxalate diet increased baseline UOx excretion per 24 hours from a mean of 27.2 mg/24 hour to a mean 80.8 mg/24 hour. reloxaliase demonstrated significantly reduced UOx excretion with a mean reduction of -11.54 mg/24 hour compared to placebo (p = 0.0002). The mean reduction in the 18 of 30 subjects, or 60%, defined as responders (i.e. those who had > 5 mg/24 hour reduction in UOx excretion) was -20 mg/24 hour. No deaths, SAEs, or other significant AEs occurred during this trial, and no differences in the pattern of TEAEs were observed while on reloxaliase or placebo.

Summary of Preclinical Studies

We have completed a series of preclinical studies to assess the pharmacology and toxicology of reloxaliase. Based on the results from these studies, which demonstrated, among other things, that reloxaliase remains in the GI tract and is not detected for systemic absorptions, we believe the preclinical program for reloxaliase is substantially complete.

Pharmacology Studies

We have conducted an extensive pharmacology program consisting of a total of nine rodent and pig studies of reloxaliase. Our pharmacology studies provided confirmation of our hypothesis that orally administered oxalate decarboxylase, the active enzyme in reloxaliase, can reduce or normalize UOx levels by degrading both endogenously produced and dietary oxalate in rodent and pig models of hyperoxaluria and kidney damage. The pharmacology program for reloxaliase includes five studies in rodent models of primary and enteric hyperoxaluria (e.g. Roux-en-Y gastric bypass, or RYGB bariatric surgery) and four in pig dietary models of severe and enteric hyperoxaluria, designed to mimic these disorders in humans. Results of these preclinical studies demonstrated that reloxaliase was well tolerated and reduced or normalized UOx excretion in a dose-dependent manner in all forms of hyperoxaluria.

The initial pharmacology studies were completed in rodent models of primary hyperoxaluria (e.g. genetic model) and enteric hyperoxaluria (e.g. genetic and surgical models). In the primary hyperoxaluria mouse model, oxalate decarboxylase, the active enzyme in reloxaliase, was shown to be capable of acting on endogenously produced oxalate and to reduce urinary oxalate levels in a dose-dependent manner, preventing nephrocalcinosis, maintaining creatinine clearance (an important measure of kidney function) and increasing survival. In the RYGB rat model, oxalate decarboxylase reduced urine oxalate in a dose dependent manner and normalized UOx excretion.

Based on the results from testing oxalate decarboxylase in the rodent models, we and our scientific collaborators developed a pig model of hyperoxaluria to further assess the therapeutic and tolerability effects of different doses and formulations of reloxaliase, all in an effort to inform and de-risk our clinical development program in patients with hyperoxaluria. These studies were conducted in pig models of hyperoxaluria since, at the functional level, humans and pigs share many similarities with regard to kidneys, the urinary tract and the GI tract. The pig studies demonstrated that reloxaliase, administered orally with meals, reduced UOx excretion by degrading oxalate in the GI tract. Treatment was well tolerated, and resulted in mean reduction in UOx of between 12-30% relative to the control group. We observed the reduction in UOx excretion to be correlated with the severity of hyperoxaluria and treatment dose. More specifically, in a pig model where severe hyperoxaluria and hyperoxalemia were induced with an infusion of potassium oxalate salt, reloxaliase reduced hyperoxalemia and prevented further impairment of kidney function. Finally, in a pig model where chronic dietary hyperoxaluria was induced by a human-like high oxalate diet, resulting in an above-normal increase in plasma oxalate levels, we observed that therapy with reloxaliase normalized both plasma and urinary oxalate levels as illustrated in the figure below.

Taken together, these studies support the potential efficacy and mechanistic rationale of reloxaliase as a novel and thus far well-tolerated treatment for reducing hyperoxaluria, hyperoxalemia, and progressive nephrocalcinosis and CKD in patients with either primary or secondary hyperoxaluria. They provide in vivo mechanistic confirmation that supports our proposed pivotal Phase 3 clinical program in adults with enteric hyperoxaluria and our Phase 2 clinical trial in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria who also have hyperoxalemia, both of which can lead to systemic oxalosis. In addition, these preclinical studies were submitted as scientific evidence to demonstrate the proof of concept for reloxaliase as a treatment for primary hyperoxaluria, which led to the orphan drug designations for reloxaliase for the treatment of primary hyperoxaluria by the FDA and the European Commission.

Toxicology Studies

To support our clinical development program of reloxaliase, we conducted a total of six toxicity studies in rats and dogs. These studies demonstrated that reloxaliase was well tolerated in animals. We conducted our first two studies which demonstrated that oral administration of reloxaliase for 14 days was well tolerated in animals at doses up to 200 mg/kg/day (which corresponds to 2,000 units/kg/day). We also performed an additional 2-week repeated dose toxicology study of reloxaliase in rats at doses up to 4,860 units/kg/day, approximately 13 times the dose used in our Phase 1 clinical trial of reloxaliase, for a 60 kg subject.

To support clinical trials of longer duration, we conducted two 28-day repeat-dose toxicology studies in rats and dogs. These studies demonstrated that twice-daily oral administration of reloxaliase was well tolerated for 28 consecutive days at 520 mg/kg/day. The NOAEL, or no-observed-adverse-effect-level, or highest concentration of drug which caused no detectable adverse effect, was 7,000 units/kg/day in both species. This concentration was approximately 18 times the highest dose used in Study 713, our 28-day Phase 2 clinical trial, for a 60 kg subject.

We have also completed a six month chronic toxicology study of reloxaliase in rats. It demonstrated that twice-daily oral administration of reloxaliase was well tolerated for 26 consecutive weeks at 520 mg/kg/day (6,618 units/kg/day) with the NOAEL approximately 11 times greater for a 60 kg subject than we expect to use in our pivotal Phase 3 clinical program. In each study, the NOAEL was the highest dose evaluated in that particular study.

Based on the results from these studies, which demonstrated, among other things, that reloxaliase is not systemically absorbed, and feedback from the FDA, we believe the preclinical program for reloxaliase is substantially complete, and no carcinogenicity, genotoxicity, or reproductive toxicity studies are planned.

In connection with our preparations for our pivotal Phase 3 clinical program, we considered the best mechanism to study the potential for drug-drug interactions in patients treated with reloxaliase and also the potential effects of formate generation resulting from reloxaliase’s degradation of oxalate. Based on feedback from the FDA, we [conducted] an in vitro assessment to evaluate the potential for systemic drug interactions. Based on extensive scientific evidence, we believe that the level of formate generation derived from reloxaliase and oxalate is below limits generally regarded as safe. We plan to test this in humans in Study 206, as these patients have an established heavy systemic burden on oxalate and would be expected to generate formate based on reloxaliase’s mechanism of action. The nature of additional studies, if any, will be determined by the results of these initial investigations.

Summary of Phase 2 Clinical Program for Reloxaliase in Primary and Severe Hyperoxaluria

Our preclinical pharmacology studies in models of primary hyperoxaluria have demonstrated that reloxaliase significantly reduced oxalate levels in the urine and plasma. The FDA has granted separate orphan drug designations for reloxaliase for the treatment of primary hyperoxaluria and for the treatment of pediatric hyperoxaluria. In addition, the European Commission has granted orphan designation for reloxaliase for the treatment of primary hyperoxaluria. In light of these designations, we initiated an open-label Phase 2 clinical trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, which can lead to systemic oxalosis, a potentially fatal disorder associated with deposition of oxalate in tissues.  We expect to announce initial data from Study 206 in the second quarter of 2019 and topline data in the second half of 2019.

Systemic oxalosis refers to the presence of excess oxalate throughout the body, including the bones, joints, eyes and heart, which occurs when the kidney fails to excrete oxalate from the body, leading to elevated oxalate levels in the blood and deposition in the tissues. Our Phase 2 clinical trial utilizes an open-label basket trial design with a 12-week treatment period and will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria who also have hyperoxalemia. More specifically, we plan to enroll subjects >12 years of age with primary or enteric hyperoxaluria, approximately 50% each, screened for baseline UOx excretion greater than 40 mg/24 hr and plasma oxalate levels greater than 5 µmol/L. Since these patients typically have varying degrees of renal impairment, such as CKD, dialysis subjects will be allowed, but limited to approximately 25% of total enrollment as extensive tissue oxalate deposition may obscure a potential signal of lowering plasma oxalate levels. The endpoints for this study include change from baseline in plasma oxalate and 24-hour UOx excretion. A peer-reviewed study published in the New England Journal of Medicine in 1994 demonstrated that treatment with orthophosphate and Vitamin B6 in a subset of patients with primary hyperoxaluria reduced UOx excretion by approximately 10% annually over 10 years, which showed preservation of renal function in these patients. In light of this data, we believe that the ability of reloxaliase to degrade oxalate in the GI tract to prevent systemic oxalate absorption and therefore decrease the renal oxalate burden is well suited for testing in these patient populations. If reloxaliase can reduce urine and plasma oxalate levels in these patients, it may be able to diminish the amount of systemic oxalate available for calcium oxalate crystal formation and deposition in the kidney and other organs or tissues.

Other Potential Indications for Reloxaliase-Idiopathic Hyperoxaluria

We believe the mechanism of action of reloxaliase, which is designed to degrade oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria where excess oxalate absorption is driven by an underlying GI disorder. While hyperabsorption of oxalate is typically a characteristic of enteric hyperoxaluria, we believe there is a subgroup of patients with idiopathic hyperoxaluria that hyperabsorbs oxalate from their diets at levels similar to those patients with enteric hyperoxaluria. We confirmed these pathophysiological traits in both enteric and idiopathic patients in a prospective controlled clinical trial designed to identify patients who hyperabsorb oxalate (Study 204) in 22 patients with secondary hyperoxaluria, with no study drug administration. Although subjects with enteric hyperoxaluria had greater average oxalate absorption than the subjects with idiopathic hyperoxaluria, approximately 40% of the subjects with idiopathic hyperoxaluria approached absorption levels observed in subjects with enteric disorders. Consequently, although we are initially targeting reloxaliase for patients with enteric hyperoxaluria, we believe the product candidate holds promise in treating the subset of patients with idiopathic hyperoxaluria who hyperabsorb oxalate.

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

Current Therapeutic Options and Their Limitations

We engaged a healthcare strategy consulting firm who estimated the gout market for urate lowering therapies to be approximately $1 billion in the U.S. and concluded that it was incompletely served by existing therapies. Several of the current drugs approved for gout raise concerns over lack of efficacy or increased toxicity in patients with reduced kidney function. There are approximately 850,000 hyperuricemia patients with moderate to severe CKD on urate lowering therapy of which approximately 375,000 have uncontrolled gout. Hyperuricemic and gout patients with renal impairment are more challenging to manage due to limitations of existing therapies. These limitations include poor tolerability, reduced efficacy, dose restriction and contraindications. Co-morbidities (e.g. cardiovascular disease) are common in this patient population and may also limit urate lowering therapeutic options. Accordingly, there is a significant unmet need for a safe and effective therapy that can be used in patients with renal impairment.

Our Solution

We have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia is associated with gout, a kind of arthritis caused by excess uric acid in the blood that leads to the formation of hard crystals in the joints. Hyperuricemia can also lead to increased uric acid excretion in the urine and subsequently to kidney stone formation and kidney damage, also known as urate nephropathy. In addition, hyperuricemia has been linked to hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance and obesity.

We engineered ALLN-346 to degrade urate in the GI tract and, in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased renal function and diminished capacity for urinary excretion of uric acid. Patients with renal impairment who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions and contraindications. An estimated 375,000 patients in the United States have refractory gout and CKD. We presented data from an animal proof-of-concept study at the American College of Rheumatology meeting in October 2018. The poster presentation from this meeting includes data demonstrating urate reduction in a urate oxidase knock-out mouse model, an animal model of severe hyperuricemia with kidney damage due to urate crystal deposition. After one week of treatment, mice treated with ALLN-346 achieved a substantial reduction in urate burden on the kidney, as evidence by normalization in urine uric acid, and a significant reduction in plasma urate.

Our Proprietary Technological Approach

Expertise in Enzyme Technology

We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and are developing our first two product candidates, reloxaliase and ALLN-346, which are novel, oral enzyme therapeutics for the treatment of hyperoxaluria and hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce large quantities of reloxaliase sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics.

One of the technologies that we use in our lead product candidate, reloxaliase, is protein crystallization, which stabilizes a highly active form of the oxalate degrading enzyme, oxalate decarboxylase, ensuring effective transit through the GI tract, as well as stabilization at room temperature for convenient storage. Crystallized enzymes are more stable, pure and concentrated than enzymes in solution. For example, one enzyme crystal may contain several billion molecules of the underlying enzyme.

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

Our knowledge base from reloxaliase provides us with a useful template for our other research and preclinical programs that rely on the same fundamental science and therapeutic strategy. We anticipate that our second product candidate, ALLN-346, a first-in-class uricase enzyme, will utilize several proprietary technologies to ensure its stabilization in the GI tract as well as other attractive manufacturing, clinical and commercial attributes similar to reloxaliase.

Manufacturing

Reloxaliase is an oral, solid dosage form of crystalline recombinant oxalate decarboxylase enzyme that is produced using a combination of traditional and novel manufacturing processes. The methods of production for reloxaliase have been carefully selected for cost-effectiveness and ease of scaling. We believe our manufacturing technology enables us to produce large quantities of our oral enzyme product candidates, sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics. Working in collaboration with top-tier development and manufacturing companies, we have completed several successive scale-ups to the manufacturing process in support of increasing clinical trial demand and in planning for commercialization.

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

Production of reloxaliase occurs utilizing scientifically developed know-how, delivering high productivity from host bacterial cells. The entire biomass is harvested and processed through primary recovery and downstream purification unit operations, resulting in the recovery of large quantities of oxalate decarboxylase. The purified and concentrated product is crystallized, dried into a protein powder and formulated for production as an oral capsule. The oral capsule presentation has attractive properties of pharmaceutical activity and stability suitable for further development and ultimate commercial use. Over the course of our development of reloxaliase, we have been able to increase enzyme yield and activity through improvements to our manufacturing processes, thereby reducing the pill burden of our therapeutic candidate. As a result, the dosing regimen for our pivotal Phase 3 program will be two capsules per dosing compared to five capsules per dosing in our Phase 2 clinical program.

Drug product production starts with dried oxalate decarboxylase crystals, then uses tailored pharmaceutical techniques to blend, densify and encapsulate the product candidate, which is an oral, solid-dose formulation of the crystallized enzyme. We have secured development and supply agreements with premiere global drug product contract manufacturing organizations suited to meet the needs of commercialization for reloxaliase. Finally, we forecast cost of goods sold for reloxaliase to be comparable to traditional oral small molecules over the course of its commercialization life cycle.

Commercialization Strategy

We hold worldwide commercialization and development rights to all of our first-in-class, oral, non-absorbed enzyme therapeutic product candidates. The FDA has granted separate orphan drug designations for our lead product candidate, reloxaliase, for the treatment of primary hyperoxaluria and for the treatment pediatric hyperoxaluria (primary and secondary hyperoxaluria). In addition, the European Commission has granted orphan designation for reloxaliase for the treatment of primary hyperoxaluria.

Reloxaliase, if approved, has the potential to be the first therapeutic option for patients with severe hyperoxaluria. We intend to independently pursue regulatory approval of reloxaliase in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics. In addition, we plan to build a marketing organization that will conceive and implement marketing strategies for any product that we directly commercialize. The responsibilities of the marketing organization would include developing commercialization initiatives for each approved product and establishing and maintaining relationships with researchers, practitioners and key opinion leaders for rare and severe metabolic and kidney disorders.

Outside of the United States, we intend to explore collaborations to commercialize our product candidates, including reloxaliase. Depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam is conducting an ongoing pivotal Phase 3 study under the Accelerated Approval pathway for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover the composition of matter of our product candidates, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. `

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment, dosage forms, and dosage regimens that we identify during the course of our business. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

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

Patents

As of March 1, 2019, we own or have rights in 5 issued U.S. patents, 18 issued foreign patents, 6 pending U.S. patent applications, and 6 pending foreign patent applications.

With regard to reloxaliase, we have exclusively licensed from Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, one issued U.S. patent with method of use claims directed to the reduction of oxalate in a mammal by orally administering a composition containing uncrosslinked oxalate decarboxylase crystals, which is scheduled to expire in 2027, without taking a potential patent term extension into account. This U.S. patent belongs to a family of patents that includes a granted Canadian patent and a granted European patent, which has been validated in a number of countries including Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, and the UK; and a patent application pending in China. This patent family also includes a U.S. patent with method of use claims directed to a method of reducing oxalate with oxalate decarboxylase crystals in an extracorporeal device, which is scheduled to expire in 2027, without taking a potential patent term extension into account.

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

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. For example, it is possible that an issued U.S. patent covering reloxaliase or its use may be entitled to a patent term extension. If reloxaliase receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of a patent that covers the approved product. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Althea License Agreement

In March 2012, we entered into a license agreement with Althea, as amended in March 2016, pursuant to which Althea granted us an exclusive, worldwide, royalty-bearing, sublicensable license under specified intellectual property rights relating to, among other things, oxalate decarboxylase and ALTU-237, now called reloxaliase, to develop, use, make, have made, market, offer to sell, sell, have sold, distribute, import or otherwise exploit licensed products. Althea expressly retains all rights under the licensed patents that are not granted to us under the agreement, which we refer to as Althea’s retained rights. We have the right to sublicense our licensed rights, provided that each sublicense agreement must be in writing and consistent with the terms of the license agreement. We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products for the treatment of hyperoxaluria.

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

We have the first right, but not the obligation, to prosecute, defend, maintain and enforce certain product-specific patent rights licensed under the agreement, and Althea has the exclusive right to prosecute, defend, maintain and enforce all other licensed patent rights. If we are controlling any lawsuits regarding the licensed patents, we cannot enter into a settlement without the prior written consent of Althea. Any sums recovered in such lawsuits will be shared between us and Althea. Unless terminated earlier, the term of the license agreement will expire on date of the last-to-expire royalty term. We have the right to terminate the agreement for convenience upon 60 days prior written notice to Althea. Either party may terminate the agreement after a 60-day notice period in the event of an uncured material breach by the other party. If we terminate the agreement for convenience or if Althea terminates the agreement for cause, we grant Althea a right of first negotiation, exercisable for the 30-day period after such termination, to obtain an exclusive license to certain patent rights and data controlled by us that are related to the licensed products and to have all investigational new drug applications, or INDs (other than the IND for reloxaliase), transferred to Althea.

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

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the U.S. Food and Drug Administration’s, or FDA’s, refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, or other governmental entities.

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

Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

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

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of nonclinical and clinical study sites to assure compliance with GLPs and GCPs, respectively, the FDA may issue an approval letter, denial letter, or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA may issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. If an applicant does not resubmit the BLA in response to a complete response letter, the applicant may withdraw the original application or request an opportunity for a hearing. The FDA issues a denial letter if it determines that the establishment or product does not meet the agency’s requirements.

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

Orphan Drug Designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States. The FDA has granted Orphan Drug Designation to reloxaliase for the treatment of primary hyperoxaluria and pediatric hyperoxaluria. This includes both children with secondary hyperoxaluria, attributable to excess GI absorption of oxalate, as well as the rare condition primary hyperoxaluria, a genetic defect of one of several liver enzymes.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Biosimilars and Exclusivity

The Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, seventeen biosimilar products have been approved by the FDA for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Patent Term Restoration and Extension

A patent claiming a new biologic product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of a marketing application, plus the time between the submission date of a marketing application and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•

the anti-inducement law which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person know or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In May 2017, the House of Representatives passed legislation to repeal and replace parts of the ACA. To date, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement could have on our business.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, recent healthcare reform legislation has strengthened federal and state healthcare fraud and abuse laws. For example, the ACA amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Furthermore, on January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”) in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Employees

As of March 1, 2019, we had 49 full-time employees, including 11 employees with Ph.D. or M.D. degrees. 40 of our employees are engaged in research and development activities and 9 are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We occupy approximately 7,795 square feet of office space in Newton, MA under a lease that expires in December of 2020. In addition, we occupy approximately 7,564 square feet of office and laboratory space in Sudbury, MA under a lease that expires in February 2021. We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Financial Information and Segments

The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II-Item 8-Financial Statements and Supplementary Data.” We operate in one business segment. See Note 2 to our consolidated audited financial statements included in this Annual Report. For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

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

We are a late-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the clinical trial results, regulatory approval and commercial success of reloxaliase in one or more of the indications for which we seek approval. Our ability to generate revenues in the near term will depend on our ability to obtain regulatory approval and successfully commercialize reloxaliase on our own in the United States, if approved. We may experience delays in obtaining regulatory approval in the United States for reloxaliase, if it is approved at all, and our stock price may be negatively impacted. Even if we receive regulatory approval, the timing of the commercial launch of reloxaliase in the United States is dependent upon a number of factors, including, but not limited to, hiring sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of marketing and distribution infrastructure.

In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the approval of reloxaliase in the United States, Europe and elsewhere. We plan to devote a substantial portion of our effort and financial resources in order to continue to grow our operational capabilities. This represents a significant investment in the clinical and regulatory success of reloxaliase, which is uncertain. The success of reloxaliase, if approved, and revenue from commercial sales, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of reloxaliase;
•	acceptance by patients, the medical community and third-party payors;
•	our success in educating physicians and patients about the benefits, administration and use of reloxaliase;
•	the incidence and prevalence of patient populations with enteric hyperoxaluria in those markets in which reloxaliase is approved;
•	the prevalence and severity of side effects, if any, experienced by patients treated with reloxaliase;

•

the availability, perceived advantages, cost, safety and efficacy of alternative treatments, including potential alternate treatments that may currently be available or in development or may later be available or in development or regulatory approval or marketing of a generic, biosimilar, or any other version of oxalate decarboxylase, the active enzyme in reloxaliase;

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

Results of earlier studies may not be predictive of future clinical trial results, and planned or ongoing studies may not establish an adequate safety or efficacy profile for reloxaliase and other product candidates that we may pursue to justify proceeding to an application for regulatory approval or be worthy of regulatory approval if such an application is made.

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. Additionally, interim results of a clinical trial do not necessarily predict final results. Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria do not ensure that we will achieve similar results in our ongoing pivotal Phase 3 clinical trials in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations, including patients being treated in our ongoing Study 206. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly clinical trials first conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of reloxaliase in a number of ways. Prior to obtaining approval for reloxaliase, we expect that the results of our URIROX-1 and URIROX-2 trials will have to demonstrate statistically significant improvement in the percent change from baseline in 24-hour urinary oxalate, or UOx, during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the primary efficacy endpoint of both of our Phase 3 clinical trials. To date, two of our randomized Phase 2 clinical trials of reloxaliase (Study 713 and Study 649) did not demonstrate statistically significant results in the pre-specified primary endpoints. The design of our later-stage clinical trials differs in significant ways from our Phase 2 clinical trials of reloxaliase, which we believe may cause the outcome of these later-stage trials to differ from what we observed in our Phase 2 clinical trials. These differences include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design.

Product candidates in Phase 3 clinical trials, such as reloxaliase in our pivotal Phase 3 clinical program, may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed potential treatment effects. Some of the data we present on the use of reloxaliase for the treatment of enteric hyperoxaluria is drawn from pre-specified analyses and other data is from post-hoc analyses. While we believe all the data from the Phase 2 program were useful in informing the design of our pivotal Phase 3 program, and will remain useful for clinical trials evaluating reloxaliase, the post-hoc analyses involve the inherent bias of post-hoc rendering of data and choice of analytical methods. Further, while Study 713 was the largest randomized, controlled trial ever conducted in hyperoxaluria, only 18 subjects with enteric hyperoxaluria, the indication we intend to evaluate in our pivotal Phase 3 program, enrolled in the trial. Thus, we have limited data on the activity or safety of reloxaliase in the target population for our ongoing Phase 3 clinical program.

The primary efficacy endpoint in our pivotal Phase 3 program is percent change from baseline in 24-hour urinary oxalate, which is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, based on published scientific literature and data generated in our own clinical trials, daily urinary oxalate excretion is a biomarker that demonstrates significant variability between patients and day-to-day for the same patient. This variability in 24 hour urinary oxalate excretion, especially in enteric hyperoxaluria patients, can be attributed to changes in diet, metabolic activity, hydration status or other factors. It can also be attributed to the manner in which these measurements are taken. In our completed Phase 2 clinical trials, we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Following our completed Phase 2 clinical trials, we conducted a post-hoc review of these collection procedures. Although we are not aware of any case where the data reported in our prior clinical trials was inaccurate, due to the variability inherent in these data collection techniques, we cannot provide assurance  that in all cases the data reported in our clinical trials accurately reflect the actual biochemical responses experienced by patients in these trials. We believe that capturing multiple measurements of 24 hour a time-weighted average of daily urinary oxalate excretion over the course of a clinical trial mitigates the risks of inherent variability, dietary change and sample handling associated with the testing of each individual 24 hour urine specimen, but no assurance can be given that any such variability will be fully addressed by this approach.

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

Although we have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway, the clinical data we generate from our Phase 3 clinical program and/or the data we derive from third party datasets may not be sufficient to meet the FDA requirements for filing and obtaining  marketing authorization via the accelerated approval regulatory pathway.  If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

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

We have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 clinical trial of reloxaliase in patients with enteric hyperoxaluria, and the FDA has advised us that they agree with our overall strategy to obtain accelerated approval for this product candidate.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval of reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval. We believe 24 hour urinary oxalate excretion is an appropriate metric of the therapeutic effect of reloxaliase because 24 hour urinary oxalate excretion is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, the data generated in our clinical trials may not be sufficient to support an accelerated approval of reloxaliase, or any approval.

The FDA has advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and the predictive model from this UOx reduction effect that further supports a relationship between UOx levels and stone formation rates, which model can be informed by data generated in the URIROX-2 trial or other data sources.  This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance also stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations, will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success in the long-term follow-up phase of the trial as reviewed by the FDA.  However, the data generated in our clinical trials may not be sufficient to provide additional support for the relationship between UOx levels and stone formation rates or to demonstrate the conditional probability of achieving ultimate statistical success.  Based on the interim data we generate in the URIROX-2 trial, we may be required to increase the number of patients treated and/or extend the follow-up period before we are able to submit a BLA for reloxaliase seeking accelerated approval, if ever.  If we are required to increase the number of patients treated and/or extend the follow-up period in our clinical trials, it could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

We expect that our data package for accelerated approval would include a conditional power estimate based on the effect of reloxaliase on reducing kidney stone disease progression as assessed with interim data from the URIROX-2 trial, the effects of reloxaliase on reduction of UOx in the URIROX-1 and URIROX-2 trials, and further support for the model relating UOx levels to kidney stone disease progression, including but not limited to available data obtained in the URIROX-2 trial.  We expect we will continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction. The FDA has advised us that we have not yet provided sufficient data regarding UOx excretion necessary to support its use as a surrogate endpoint for these clinical trials and questioned whether changes in UOx of the magnitude expected would be reasonably likely to predict clinical benefit.  We have provided the FDA with the details of analyses we conducted using available data collected from a third-party clinical database, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available and whether other factors may play a role in the production of kidney stones.  The data we generate from the URIROX-1 and URIROX-2 trials, together with additional data we identify from third-party datasets, may not be sufficient to satisfy the FDA that we have generated a model that supports a relationship between UOx levels and stone formation rates and as necessary to use the accelerated approval regulatory pathway for reloxaliase.  If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for reloxaliase.

Furthermore, even if we generate clinical data sufficient to support a BLA submission seeking accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, the FDA may require demonstration that we have initiated or made substantial progress in our clinical follow-up of trial subjects, or any such clinical outcomes trial, prior to the submission of our BLA for accelerated approval of reloxaliase.  The FDA notes in its guidance that when the same trial is used to support accelerated approval and verify clinical benefit, the data to verify the clinical benefit may be, in some cases, nearly complete by the time of accelerated approval.  In addition, if another company receives full approval from the FDA to market a product for treatment of enteric hyperoxaluria, our ability to seek and obtain accelerated approval for reloxaliase in the same or similar indication may be materially adversely affected. The FDA or foreign regulatory authorities also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to obtain approval for and commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we receive accelerated approval from the FDA for reloxilase or any of our other product candidates, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.  We anticipate that whether the reduction in kidney stone reduction we observe in our Phase 3 clinical program for reloxilase is sufficient to demonstrate a clinical benefit will ultimately be a review issue with FDA.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Foreign regulators may not agree with our proposed Phase 3 clinical program for reloxaliase, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit foreign applications for marketing approval for reloxaliase.

In January 2019 we announced that we had reached alignment with the FDA on both the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  However, our planned Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our planned Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our planned Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

There are no pharmacologic therapies approved to treat the underlying causes of hyperoxaluria. In addition, it should be noted that no therapeutic agents have previously been approved by the FDA on the basis of a biochemical measurement of 24 hour urinary oxalate excretion, endpoints used in our Phase 2 clinical program and for our pivotal Phase 3 clinical program. The FDA retains discretion to reserve judgment on whether our clinical endpoints and the results we obtain in our pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews the data included in our planned BLA submission, which will not occur for several years from now, if at all.  As a result, the design and conduct of clinical trials for the treatment of hyperoxaluria, and the underlying conditions and disorders that drive the metabolic disease, are subject to increased risk.

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

In addition, we are conducting a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We have not yet evaluated reloxaliase in patients with primary hyperoxaluria and as such we have not yet demonstrated proof-of-concept in this patient population. Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our planned Phase 2 trials will have elevated urinary oxalate levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our pivotal Phase 3 clinical program, Study 206 or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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

Our Phase 3 clinical program for reloxaliase consists of two Phase 3 clinical trials of reloxaliase in adult patients with enteric hyperoxaluria. We have also conducted scientific advisory meetings with regulatory authorities in three countries within the European Union, or the EU. Even though we have received and incorporated guidance from these regulatory authorities, foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials in those jurisdictions.  Further, the FDA or other regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by reloxaliase) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of reloxaliase, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will be completed on schedule, if at all.

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

We are not permitted to market reloxaliase or any of our other product candidates in the United States or the EU, until we receive approval of a BLA from the FDA or an MAA from the EMA, respectively. Prior to submitting a BLA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we are required to complete preclinical studies and clinical trials.

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

If we experience delays or difficulties in the enrollment or continuation of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw of our clinical trials. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of reloxaliase, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In addition, patients may withdraw from our clinical trials prematurely, which could also have a negative effect on our ability to complete our clinical trials or obtain and retain regulatory approvals.  For example, both of our Phase 3 clinical trials for reloxaliase are randomized, double-blind and placebo controlled, and our URIROX-2 trial is intended to potentially enable a BLA submission using the accelerated approval pathway, following which patients would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.  Patients enrolled in our Phase 3 clinical trials may elect to withdraw from the trial prematurely, particularly in the event we are able to obtain an accelerated approval.  If a significant number of patients withdraw from the trial prematurely it could potentially jeopardize the interpretability of the results from our clinical trials, which could have a material adverse effect on our ability to obtain, or retain, regulatory approval for reloxaliase.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug in our Phase 2 trials were low and no drug-related serious or severe adverse events were observed, it is possible that our Phase 3 clinical program or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed reloxaliase to be absorbed into the bloodstream in our clinical trials to date, it is possible absorption could occur in our Phase 3 clinical trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of reloxaliase for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam is conducting an ongoing pivotal Phase 3 study under the Accelerated Approval pathway for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Oxthera AB (Sweden) and Captozyme (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria.

Several of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render reloxaliase or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing reloxaliase or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. Our competitors could develop and the FDA could approve a generic or biosimilar version of oxalate decarboxylase, the active enzyme in reloxaliase. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of reloxaliase or any future product candidates we may develop, if approved, will be adversely affected.

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

As of March 1, 2019, we had 49 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The manufacture and packaging of pharmaceutical products such as reloxaliase is subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as reloxaliase, if approved, is regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing reloxaliase and willing to do so. We may not be able to identify or secure contracts with manufacturers with suitable capability to manufacture reloxaliase according to FDA requirements on favorable terms or at all. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary or mandatory recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture reloxaliase, including the specific bacterial strains that are used to manufacture the oxalate decarboxylase enzyme, which is an active ingredient in reloxaliase.

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

Our strategy includes seeking orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

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

•

the anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

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

The risk of us being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. For example, the definition of the “remuneration” under the federal Anti‑Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti‑Kickback Statute is violated.

Additionally, recent healthcare reform legislation has strengthened federal and state healthcare fraud and abuse laws. For example, the ACA amends the intent requirement of the federal Anti‑Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Furthermore, on January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

The current presidential administration and U.S. Congress have also recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and the Centers for Medicare and Medicaid Services, have stated that this ruling will have no immediate effect, it is unclear how this decision and subsequent appeals will impact the law and the effect such impact could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We may fail to comply with evolving European and other privacy laws.

Since we conduct clinical trials in the European Economic Area, or the EEA, we are subject to additional European data  privacy laws. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the impact of the impending “Brexit”, (whereby the United Kingdom is planning to leave the EEA in March of 2019), either with or without a "deal" is uncertain and cannot be predicted at this time.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Anype1 such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations

If successful product liability claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We do not have the ability to conduct all of our clinical trials independently. We have relied will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for reloxaliase and other product candidates, and we control only some aspects of their activities. For example, in both our completed Phase 2 clinical trials and ongoing Phase 3 clinical trials we relied and are relying heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $35.6 million and $21.7 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $117.6 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of December 31, 2018, we had working capital of $58.7 million and capital resources consisting of cash and cash equivalents of $61.6 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of reloxaliase and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates.

We believe that our existing cash and cash equivalents as of December 31, 2018 will enable us to fund our operating plan through at least the first half of 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our planned pivotal Phase 3 clinical program and obtain regulatory approvals for reloxaliase and the costs of post-marketing studies that could be required by regulatory authorities;

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

As of December 31, 2018, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

We are highly dependent upon the principal members of our management team, including Louis Brenner, M.D., our President and Chief Executive Officer and Edward Wholihan, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-

bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $5.11 per share and as high as $16.60 per share through March 1, 2019. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

As of March 1, 2019, our executive officers, directors and principal stockholders collectively controlled approximately 78.1% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 1, 2019, we had 20,815,014 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 2,141,527 shares subject to outstanding options under our stock option plans as of December 31, 2018, the 2,120,814 shares reserved for future issuance under our stock option plans, the 405,742 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our Annual Report on Form 10-K for the year ended December 31, 2018, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes as a result of our IPO or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $111.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.  The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding our internal control over financial reporting. We may not complete improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.

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

We occupy approximately 7,795 square feet of office space in Newton, MA under a lease that expires in December of 2020. In addition, we occupy approximately 7,564 square feet of office and laboratory space in Sudbury, MA under a lease that expires in February 2021. We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Market Information

Our common stock commenced trading under the symbol “ALNA” on the NASDAQ Global Select Market on November 2, 2017. Prior to that time, there was no public market for our common stock. Our common stock in our initial public offering priced at $14.00 per share on November 1, 2017. The following table sets forth on a per share basis, for the periods indicated, the low and high close prices of our common stock as reported by the NASDAQ Global Select Market for our fiscal years ended December 31, 2018 and 2017 since our initial public offering.

Year ended December 31, 2018	High	Low
First Quarter	$11.56	$6.13
Second Quarter	$17.56	$11.80
Third Quarter	$13.98	$9.45
Fourth Quarter	$11.82	$4.80

Year ended December 31, 2017	High	Low
Fourth Quarter (from November 2, 2017)	$15.40	$8.66

On March 1, 2018, the last reported sales price of our common stock on the Nasdaq Global Select Market was $6.83 and as of March 1, 2018, there were approximately 22 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from November 2, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on November 2, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

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

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the information under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period and are not necessarily indicative of results to be expected for a full year or any other interim period.

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$26,376	$15,519	$20,103
General and administrative	9,217	5,431	4,083
Total operating expenses	35,593	20,950	24,186
Other income (expense):
Interest income (expense), net	575	(443)	(200)
Other income (expense), net	(13)	(257)	(121)
Loss on extinguishment of debt	(617)	—	—
Other income (expense), net	(55)	(700)	(321)
Net loss	$(35,648)	$(21,650)	$(24,507)
Net loss per share attributable to common stockholders — basic and diluted (1)	$(1.72)	$(4.80)	$(18.35)
Weighted-average common shares outstanding — basic and diluted	20,741,226	4,520,337	1,339,254

(1)

See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share of common stock.

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$61,643	$94,494	$48,755
Working capital (1)	58,706	88,490	46,025
Total assets	65,229	96,249	49,479
Loan payable, net of current portion and discount	9,980	5,516	9,409
Convertible preferred stock	—	—	95,727
Total stockholders' equity (deficit)	49,456	82,870	(59,277)

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

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials, which demonstrated reductions of urinary oxalate excretion in patients with secondary hyperoxaluria, particularly in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in clinical trials to date. Based on these data, the high unmet medical need, the enzyme’s specific mechanism of action, and the significant market opportunity, we are initially developing reloxaliase for adult patients with enteric hyperoxaluria.

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. Based on our enrollment progress to date, we expect to announce topline data from this trial in the second half of 2019. In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We expect to submit a BLA filing to the FDA after 400 patients have been randomized and followed for six months in URIROX-2. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We expect to announce interim data from Study 206 in the second quarter of 2019 and topline data from this trial in the second half of 2019.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We presented preclinical data for ALLN-346 in October at the 2018 American College of Rheumatology (ACR/ARHP) Annual Meeting.  We are advancing our preclinical program for ALLN-346 and scaling our manufacturing processes for clinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 with the FDA in the second half of 2019 and to initiate our first clinical trial of ALLN-346 in patients with hyperuricemia in the first half of 2020.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of December 31, 2018, we had cash and cash equivalents totaling $61.6 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $35.6 million, $21.7 million and $24.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $117.6 million. We anticipate that our expenses will increase significantly as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for our product candidates;
•

scale up our manufacturing process for reloxaliase to prepare for the filing of a potential Biologics License Application, or BLA, and commercialization if our clinical development program is successful;

•	advance the development of ALLN-346;
•	conduct research on the discovery and development of additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

The following table summarizes our research and development expenses by program (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Reloxaliase external costs	$15,651	$9,764	$16,057
ALLN-346 external costs	1,489	611	312
Employee compensation and benefits	7,167	4,218	3,074
Other	2,069	926	660
Total research and development expenses	$26,376	$15,519	$20,103

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $65.0 million of external research and development costs for reloxaliase and $2.4 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facilities, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under our former credit facility with Silicon Valley Bank, or SVB related debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions and non-cash changes in the fair value of warrants issued in connection with our former credit facility with SVB. The warrants converted upon the closing of our IPO and therefore became exercisable into common stock instead of convertible preferred stock. The warrants for the purchase of common stock met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).  As a result, we will no longer recognize any changes to the fair value of the warrants through other income (expense).

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

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2018, 2017 and 2016:

Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.3% – 3.1%	1.9% – 2.3%	1.3% – 1.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.1	5.6 – 6.3	5.4 – 6.4
Expected volatility	81% – 89%	81% – 87%	77% – 84%

The fair value of stock options granted to consultants was estimated on the date of grant and as the grants are remeasured over the vesting period using the Black-Scholes option-pricing model, with the following range of assumptions for the year ended December 31, 2016:

Year Ended December 31, 2016
Risk-free interest rate	1.9% – 2.4%
Expected dividend yield	—%
Expected term (in years)	8.9 – 10.0
Expected volatility	89% – 96%

We did not grant any stock options to consultants during the years ended December 31, 2018 and 2017. These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

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

The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$584	$147	$68
General and administrative	1,465	370	183
Total	$2,049	$517	$251

As of December 31, 2018, we had $4.4 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over weighted-average remaining vesting periods of approximately 2.8 years. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense, potential increases in the value of our common stock and expected additional stock-based awards to continue to attract and retain our employees.

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

Warrant Valuation

We issued warrants to purchase shares of our Series A and Series C convertible preferred stock in conjunction with the advances made under our former credit facility with SVB. These warrants were classified as liabilities as they either conditionally or unconditionally obligated us to transfer assets regardless of the timing of the redemption feature or price of the underlying convertible preferred stock. The warrants were initially recorded at their grant date fair value and were subject to revaluation at each balance sheet date. Changes in the fair value of the warrants were recorded as a component of other income (expense) in the statements of operations and comprehensive loss, until the earlier of their exercise or expiration or the completion of a liquidation event, at which time the warrant liability may be reclassified to stockholders’ (deficit) equity if the criteria for recording the warrant as an equity instrument were met.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,		Dollar
	2018	2017	Change
Operating expenses:
Research and development	$26,376	$15,519	$10,857
General and administrative	9,217	5,431	3,786
Total operating expenses	35,593	20,950	14,643
Loss from operations	(35,593)	(20,950)	(14,643)
Other income (expense):
Interest income (expense), net	575	(443)	1,018
Other income (expense), net	(13)	(257)	244
Loss on extinguishment of debt	(617)	—	(617)
Other income (expense), net	(55)	(700)	645
Net loss	$(35,648)	$(21,650)	$(13,998)

Research and Development Expenses

Research and development expense increased by $10.9 million from $15.5 million for the year ended December 31, 2017 to $26.4 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,		Dollar
	2018	2017	Change
Clinical development external costs	$10,708	$4,059	$6,649
Manufacturing external costs	5,699	3,846	1,853
Employee compensation and benefits	7,167	4,218	2,949
Other	2,802	3,396	(594)
Total research and development expenses	$26,376	$15,519	$10,857

The $10.9 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $6.6 million from $4.1 million for the year ended December 31, 2017 to $10.7 million for the year ended December 31, 2018:
•	We initiated our URIROX-1 Study during the first quarter of 2018. Expenses for this study were $6.6 million for the year ended December 31, 2018;
•	We also initiated our 206 Study during the first quarter of 2018 and incurred $1.6 million of costs for this study during the year ended December 31, 2018;
•

We initiated our URIROX-2 Study during the fourth quarter of 2018.  We began preparation and start-up activities for this study during the second quarter of 2018 and incurred $1.5 million of costs relating to this study during the year ended December 31, 2018; and

•

The increase in costs due to our URIROX-1 Study, URIROX-2 Study and 206 Study was partially offset by costs incurred during the year ended December 31, 2017, for which there were no comparable costs during the year ended December 31, 2018.  We incurred $1.9 million of costs during the year ended December 31, 2017 on the closeout of our 713 and 649 Studies and $0.4 million of costs as we completed our 204 Study.

•	Our manufacturing external costs increased by $1.9 million from $3.8 million for the year ended December 31, 2017 to $5.7 million for the year ended December 31, 2018.
•

Included in manufacturing costs for the year ended December 31, 2018 was $1.8 million of costs incurred at our CMOs for the production of engineering and clinical batches of drug substance for our Phase 3 clinical program and $0.7 million of drug product costs for our Phase 3 clinical program;

•

We purchased consumables and raw materials required for engineering and clinical batches.  Our costs for consumables and raw materials were $0.9 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively;

•

Also included in manufacturing costs for the year ended December 31, 2018 was $0.8 million of costs incurred for ALLN-346 formulation and development activities, an increase of $0.2 million in costs from the year ended December 31, 2017; and

•

Included in manufacturing costs for the year ended December 31, 2017 was $0.9 million of costs incurred at our CMO for the production of engineering batches, $1.0 million for consumables and raw materials, $0.6 million of drug product costs and $0.2 of costs for modifications of equipment at our CMO.

•

Our employee compensation and benefits costs increased by $2.9 million for the year ended December 31, 2018, primarily due to an increase in headcount from 22 employees at December 31, 2017 to 37 employees at December 31, 2018 as we grew our clinical and technical operations teams in preparation for our Phase 3 program.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $3.8 million from $5.4 million for the year ended December 31, 2017 to $9.2 million for the year ended December 31, 2018. The following table summarizes our general and administrative expenses for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,		Dollar
	2018	2017	Change
Employee compensation and benefits	$4,317	$2,616	$1,701
Consulting and professional services	2,764	1,616	1,148
Market research and commercialization planning	576	445	131
Other	1,560	754	806
Total general and administrative expenses	$9,217	$5,431	$3,786

The $3.8 million increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $1.7 million for the year ended December 31, 2018, primarily due to an increase in employee salaries, wages, benefit costs and stock-based compensation.  Our stock-based compensation expense increased from $0.4 million for the year ended December 31, 2017 to $1.5 million for the year ended December 31, 2018;

•

Our consulting and professional services costs increased by $1.2 million for the year ended December 31, 2018. The increase was primarily related to increased consulting costs, recruiting costs, accounting and tax costs and other costs incurred as a public company, partially offset by a decrease in legal costs;

•

Our market research and commercialization planning costs increased by $0.1 million for the year ended December 31, 2018.  During the year ended December 31, 2018 we incurred costs of $0.2 million as we engaged an independent third party to conduct a study to assess the market opportunities for reloxaliase in Europe and Asia; and

•

Our other costs increased by $0.8 million for the year ended December 31, 2018, due primarily to a $0.5 million increase in corporate insurance premiums.  Our insurance premiums increased as a result of being a public company.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.6 million for the year ended December 31, 2018 and net interest expense of $0.4 million for the year ended December 31, 2017. The increase was primarily attributable to interest earned from higher average balances of cash and cash equivalents for the year ended December 31, 2018 due to the net proceeds received from our IPO in November 2017.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized debt discount and the final payment fee associated with the loan.

Comparison of the Years Ended December 31, 2017 and 2016

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

Research and Development Expense

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

•

Consulting expense decreased by $0.3 million from $1.1 million for the year ended December 31, 2016 to $0.8 million for the year ended December 31, 2017.  We required increased consulting services during the year ended December 31, 2016 to support Studies 649 and 713, and less consulting services during the year ended December 31, 2017, as the majority of the work for each study was completed during 2016; and

•

The decrease in clinical development external costs was partially offset by $0.6 million of start-up expenses associated with URIROX-1, during the year ended December 31, 2017, of which we did not have similar expense for the year ended December 31, 2016.

•	Our manufacturing external costs decreased by $3.2 million from $7.1 million for the year ended December 31, 2016 to $3.8 million for the year ended December 31, 2017.
•

We entered into a contract manufacturing agreement with a new CMO for the manufacturing of our reloxaliase drug substance in June 2015. We incurred significant costs setting up the new CMO in the second half of 2015 and the duration of 2016. These start-up costs incurred at this CMO were $0.2 million and $1.7 million during the years ended December 31, 2017 and 2016, respectively;

•

Our costs for consumables and raw materials were $1.0 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2016, we purchased consumables and raw materials to supply our planned pre-engineering, engineering and clinical batches. These consumables and raw materials were expensed at the time of purchase.  During the year ended December 31, 2017, we purchased additional consumables and raw materials required for engineering and clinical batches; and

•

During the years ended December 31, 2017 and 2016, we conducted considerable process development and manufactured several pre-engineering and engineering batches of product for reloxaliase as we scaled our manufacturing process and manufactured material for our clinical trials. Costs associated with these activities were $1.0 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively.

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

•

Our consulting and professional services costs increased by $0.8 million.  The increase is primarily related to increased legal costs for general corporate purposes and intellectual property legal costs associated with ALLN-346; and

•

Our market research and commercialization planning costs decreased by $0.2 million during the year ended December 31, 2017.  During the year ended December 31, 2016, we engaged an independent third party to conduct a study to assess the market opportunity for reloxaliase.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2018 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities and net proceeds from our IPO of $67.0 million which was completed in November 2017. Our total cash and cash equivalents was $61.6 million and $94.5 million at December 31, 2018 and 2017, respectively.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Net cash used in operations	$(31,839)	$(21,065)	$(23,394)
Net cash (used in) provided by investing activities	(318)	23,417	(23,762)
Net cash (used in) provided by financing activities	(694)	66,892	3,395
Net increase (decrease) in cash and cash equivalents	$(32,851)	$69,244	$(43,761)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.8 million for the year ended December 31, 2018 compared to $21.1 million for the year ended December 31, 2017. The increase in cash used in operating activities of $10.7 million was attributable to:

•	an increase in net loss of $14.0 million;
•	an increase in non-cash items of $1.7 million resulting primarily from increases in stock-based compensation expense and our loss on extinguishment of debt; and
•

an increase of $1.6 million in changes in the components of working capital, including increases in accounts payable and accrued expenses partially offset by decreases in prepaid expenses and other current assets.

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

Net Cash (Used In) Provided by Investing Activities

Net cash used by investing activities was $0.3 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $23.4 million for the year ended December 31, 2017. The decrease in cash flows from investing activities of $23.7 million was attributable to maturities of short term investments of $24.7 million for the year ended December 31, 2017, partially offset by $1.2 million of purchases of investments during the period, as we converted short-term investments to cash and cash equivalents to fund our operations. We did not have any maturities or purchases of short term investments during the year ended December 31, 2018.

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

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities was $0.7 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $66.9 million for the year ended December 31, 2017.  The net cash used in financing activities for the year ended December 31, 2018 included $10.5 million used to pay off our credit facility with SVB and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with PWB and $0.1 million received from the exercises of stock options.  The net cash provided by financing activities for the year ended December 31, 2017 was attributable to net proceeds of $67.0 million received from our IPO in November 2017, partially offset by debt repayments of $0.3 million.

Net cash provided by financing activities was $66.9 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016. The increase in cash provided by financing activities of $63.5 million was attributable to net proceeds of $67.0 million received from our IPO in November 20017, partially offset by debt repayments of $0.3 million.

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

We believe that our cash and cash equivalents as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of reloxaliase;
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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Credit facility (1)	$11,261	$550	$8,679	$2,032	$—
Operating lease obligations (2)	1,056	487	569	—	—
Total	$12,317	$1,037	$9,248	$2,032	$—

(1)	Consists of repayment obligations under our credit facility with PWB, including interest.
(2)

Represents future minimum lease payments under our non-cancelable operating leases which expire through February 2021.  The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under a license agreement with Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, which we entered into in March 2012, as amended in March 2016, we reimbursed Althea for patent-related fees of $0.1 million and issued 88,186 shares of common stock to Althea. In addition, we are obligated to pay milestone payments and royalties of a mid-single digit percentage of net sales. Milestone payments are triggered upon the achievement of specified regulatory milestones that could total up to $31.0 million and sales-based milestones that could total up to $25.0 million. The milestone payments are not creditable against royalties. Actual amounts due under the agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We have the right to terminate the agreement for convenience upon 60 days prior written notice to Althea. As a result, no amounts are included in the table above. See “Business—Althea License Agreement” for a more detailed description of this agreement.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, our cash equivalents consisted of primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 and 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-23 of this Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

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

4.3*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 2, 2016 (Incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1 filed on October 6, 2017)

4.4*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 18, 2014 (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.1*†	2011 Stock Incentive Plan and forms of agreements thereunder (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-1 filed on October 6, 2017)

10.2*†	2017 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.3*†	2017 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.4*†	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.5*†	Employment Agreement by and between the Registrant and Alexey Margolin (Incorporated by reference from Exhibit 10.5 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.6*†	Employment Agreement by and between the Registrant and Edward Wholihan (Incorporated by reference from Exhibit 10.6 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.7*†	Employment Agreement by and between the Registrant and Louis Brenner (Incorporated by reference from Exhibit 10.7 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.8*	Form of Indemnification Agreement, to be entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.8 to Form S-1 filed on October 6, 2017)

10.9*	Lease Agreement, by and between the Registrant and Newton Executive Park Limited Partnership, dated August 29, 2011, as amended

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

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2018 and 2017, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016, (c) our Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (e) the Notes to Consolidated Financial Statements

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

Dated: March 7, 2019

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner, M.D.
Louis Brenner, M.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Brenner, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Louis Brenner, M.D.

/s/ Edward Wholihan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019
Edward Wholihan

/s/ Alexey Margolin, Ph.D. Alexey Margolin, Ph.D.	Chairman	March 7, 2019

/s/ Axel Bolte	Director	March 7, 2019
Axel Bolte

/s/ Andrew A. F. Hack, M.D., Ph.D. Andrew A. F. Hack, M.D., Ph.D.	Director	March 7, 2019

/s/ Gino Santini Gino Santini	Director	March 7, 2019

/s/ Robert Tepper, M.D. Robert Tepper, M.D.	Director	March 7, 2019

/s/ James N. Topper, M.D., Ph.D. James N. Topper, M.D., Ph.D.	Director	March 7, 2019

/s/ Robert Alexander, Ph.D. Robert Alexander, Ph.D.	Director	March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Allena Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allena Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 7, 2019

Allena Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$61,643	$94,494
Prepaid expenses and other current assets	2,826	1,539
Total current assets	64,469	96,033
Property and equipment, net	514	127
Other assets	246	89
Total assets	$65,229	$96,249
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,138	$1,724
Loan payable, net of discount	—	3,870
Accrued expenses	3,625	1,949
Total current liabilities	5,763	7,543
Loan payable, net of current portion and discount	9,980	5,516
Other liabilities	30	320
Total liabilities	15,773	13,379
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 20,809,025 and 20,694,658 shares issued and outstanding at December 31, 2018 and 2017, respectively	21	20
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	167,040	164,807
Accumulated deficit	(117,605)	(81,957)
Total stockholders’ equity	49,456	82,870
Total liabilities and stockholders’ equity	$65,229	$96,249

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$26,376	$15,519	$20,103
General and administrative	9,217	5,431	4,083
Total operating expenses	35,593	20,950	24,186
Other income (expense):
Interest income (expense), net	575	(443)	(200)
Other income (expense), net	(13)	(257)	(121)
Loss on extinguishment of debt	(617)	—	—
Other income (expense), net	(55)	(700)	(321)
Net loss	$(35,648)	$(21,650)	$(24,507)
Net loss per share attributable to common stockholders — basic and diluted	$(1.72)	$(4.80)	$(18.35)
Weighted-average common shares outstanding — basic and diluted	20,741,226	4,520,337	1,339,254
Comprehensive loss:
Net loss	$(35,648)	$(21,650)	$(24,507)
Other comprehensive income (loss):
Unrealized loss on investments	—	—	(2)
Total other comprehensive loss	—	—	(2)
Comprehensive loss	$(35,648)	$(21,650)	$(24,509)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

										Accumulated		Total
	Series A convertible		Series B convertible		Series C convertible				Additional	other		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2015	18,367,344	$17,959	19,841,270	$24,913	20,000,000	$52,786	1,315,940	$1	$830	$—	$(35,800)	$(34,969)
Exercise of common stock options	—	—	—	—	—	—	24,770	0	19	—	—	19
Vesting of restricted common stock	—	—	—	—	—	—	675	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	8	—	18	—	43	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	—	—	251	—	—	251
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,507)	(24,507)
Balance at December 31, 2016	18,367,344	17,967	19,841,270	24,931	20,000,000	52,829	1,341,385	1	1,031	(2)	(60,307)	(59,277)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	5,350,302	5	66,994	—	—	66,999
Exercise of common stock options	—	—	—	—	—	—	33,061	—	28	—	—	28
Exercise of common stock warrants	—	—	—	—	—	—	24,401	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	7	—	15	—	36	—	—	(58)	—	—	(58)
Conversion of preferred stock into common stock	(18,367,344)	(17,974)	(19,841,270)	(24,946)	(20,000,000)	(52,865)	13,945,509	14	95,771	—	—	95,785
Conversion of warrant liability to equity	—	—	—	—	—	—	—	—	524	—	—	524
Stock-based compensation	—	—	—	—	—	—	—	—	517	—	—	517
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(21,650)	(21,650)
Balance at December 31, 2017	—	—	—	—	—	—	20,694,658	20	164,807	—	(81,957)	82,870
Exercise of common stock options	—	—	—	—	—	—	106,879	1	138	—	—	139
Issuance of common stock through employee stock purchase plan ("ESPP")	—	—	—	—	—	—	7,488	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	—	—	2,049	—	—	2,049
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	—	—	—	—	(35,648)	(35,648)
Balance at December 31, 2018	—	—	—	—	—	—	20,809,025	21	167,040	—	(117,605)	49,456

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(35,648)	$(21,650)	$(24,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,049	517	251
Depreciation expense	78	73	46
Non-cash interest expense	161	351	204
Amortization of premium on investments	—	33	153
Loss on extinguishment of debt	617	—	—
Change in fair value of warrant liability	—	257	132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,287)	(984)	343
Other assets	(34)	(89)	—
Accounts payable	441	199	(525)
Accrued expenses	1,764	228	689
Other liabilities	20	—	(180)
Net cash used in operating activities	(31,839)	(21,065)	(23,394)
Cash flows from investing activities:
Purchases of property and equipment	(318)	(57)	(102)
Purchases of investments	—	(1,247)	(53,210)
Maturities of investments	—	24,721	29,550
Net cash (used in) provided by investing activities	(318)	23,417	(23,762)
Cash flows from financing activities:
Proceeds from (payments of issuance costs) the issuance of common stock, net of issuance costs	(309)	67,197	—
Proceeds from exercise of stock options	139	28	19
Proceeds from issuance of stock through ESPP	34	—	—
Proceeds from loan payable	10,000	—	10,000
Repayment of loan payable	(10,492)	(333)	(6,256)
Debt issuance costs paid	(33)	—	(368)
Other	(33)	—	—
Net cash (used in) provided by financing activities	(694)	66,892	3,395
Net (decrease) increase in cash and cash equivalents	(32,851)	69,244	(43,761)
Cash and cash equivalents, beginning of period	94,494	25,250	69,011
Cash and cash equivalents, end of period	$61,643	$94,494	$25,250
Supplemental disclosure of non-cash activities:
Cash paid for interest	$906	$452	$472
Property and equipment purchases included in accounts payable	$72	$11	$38
Initial public offering costs included in accounts payable and accrued expenses	$—	$199	$—
Issuance of warrants in connection with loan payable	$—	$—	$67
Accretion of convertible preferred stock to redemption value	$—	$58	$69

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

The Company has an accumulated deficit of $117.6 million at December 31, 2018, and will require substantial additional capital to fund operations.  The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations.  At December 31, 2018, the Company had $61.6 million of cash and cash equivalents.

The Company believes its cash and cash equivalents as of December 31, 2018 will be sufficient to fund the Company's operating plan for a period of at least one year from the issuance date of the consolidated financial statements.  Thereafter, the Company will be required to obtain additional funding in the future to achieve its operating plan.  There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company's management evaluates its estimates, which include but are not limited to management’s judgments of prepaid and accrued research and development expenses, fair value of common stock prior to the closing of the Company’s IPO, valuation of share-based awards and the fair value of warrants prior to the conversion into warrants for the purchase of common stock upon the closing of the IPO. Actual results could differ from those estimates.

The Company utilized significant estimates and assumptions in determining the fair value of its common stock prior to the Company’s IPO.  The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), to estimate the fair value of its common stock.  Each valuation methodology includes estimates and assumptions that require the Company's judgment.  These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.  Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss equaled net loss for the years ended December 31, 2018 and 2017.  The Company recognized other comprehensive loss of $2,000 for the year ended December 31, 2016 related to unrealized loss on available-for-sale investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include cash held in banks and amounts held in money market funds.  Cash equivalents are stated at cost, which approximates market value.

Cash and cash equivalents consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$228	$749
Money market funds	61,415	93,745
	$61,643	$94,494

Investments

The Company invests available cash primarily in U.S. and foreign corporate debt securities and United States government treasury securities.  The Company classifies its investments in debt securities as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses included in stockholders’ (deficit) equity.  Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense.  The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest income (expense) within the statement of operations and comprehensive loss. The Company did not hold any investments at December 31, 2018 and 2017.

The Company evaluates its available-for-sale investments with unrealized losses for other-than-temporary impairment.  When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general.  If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.  No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments.  The Company maintains all of its cash and cash equivalents at a single accredited financial institution, in amounts that exceed federally insured limits.  The Company generally invests its excess cash in money market funds that are subject to minimal credit and market risk.  Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity.  The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value.  The Company did not recognize any impairment losses for the years ended December 31, 2018, 2017 and 2016.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(35,648)	$(21,650)	$(24,507)
Accretion of convertible preferred stock	—	(58)	(69)
Net loss attributable to common stockholders	$(35,648)	$(21,708)	$(24,576)
Denominator:
Weighted-average common shares – basic and diluted	20,741,226	4,520,337	1,339,254
Net loss per share attributable to common stockholders –basic and diluted	$(1.72)	$(4.80)	$(18.35)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Years Ended December 31,
	2018	2017	2016
Series A convertible preferred stock	—	—	4,400,410
Series B convertible preferred stock	—	—	4,753,536
Series C convertible preferred stock	—	—	4,791,563
Warrants	9,040	9,040	43,265
Stock options	2,141,527	1,508,124	1,348,845
Total	2,150,567	1,517,164	15,337,619

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

As of December 31, 2018 and 2017, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding.  The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018. The adoption did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company adopted ASC 606 on January 1, 2018 under the modified retrospective method. The modified retrospective method requires that the cumulative effect of initially applying ASC 606 be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit of the annual period that includes the date of initial application. The Company did not have any arrangements that were in the scope of ASC 606 and thus there was no impact to the Company’s financial statements as a result of the adoption.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers a transition option to entities adopting ASC 842. Under ASU 2018-11 entities can elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to accumulated deficit at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.  Pursuant to the guidance under ASU 2016-02, the Company elected the optional package of practical expedients, which allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The standard also allows entities to make certain policy elections, some of which the Company also plans to elect, including: (i) a policy to not record short-term leases on the balance sheet and (ii) a policy to not separate lease and non-lease components for certain classes of underlying assets. The Company adopted ASC 842 on January 1, 2019 using the modified-retrospective method and expects to record right-of-use assets of approximately $1.0 million and corresponding liabilities of approximately $1.0 million related to its real estate leases with terms of more than 12 months that are not treated as financing leases under ASC 842, accordingly. These adjustments will have no impact on the Company’s consolidated statement of operations and no impact on the Company’s accumulated deficit.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is in the process of finalizing the potential impact that ASU No. 2018-07 may have on its financial statements.

In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements.  The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2018-15 will have on its consolidated financial statements.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$61,415	$61,415	$—	$—
Total assets	$61,415	$61,415	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$93,745	$93,745	$—	$—
Total assets	$93,745	$93,745	$—	$—

At December 31, 2018 and 2017, all of the Company’s cash equivalents were comprised of money market funds.

There have been no changes to the valuation methods used during the years ended December 31, 2018 and 2017.  There were no transfers within the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Warrants to Purchase Shares Subject to Redemption

Prior to the Company’s IPO, the Company had warrants outstanding for the purchase of shares of convertible preferred stock (the “Warrants”) that were measured at fair value at each reporting period. The estimated fair value of the Warrants was determined using the Black-Scholes option-pricing model.  A significant input to the fair value of the warrants is the fair value of the Series A and C Convertible Preferred Stock which was determined based upon the Company’s common stock valuations.  The fair value of the Warrants was remeasured at each reporting date through the date of the IPO using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive loss.

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

4. Property and Equipment, Net

Property and equipment includes the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2018	2017
Property and equipment:
Laboratory equipment	$728	$263
Computer equipment	6	6
Software	39	39
	773	308
Less: Accumulated depreciation	(259)	(181)
Property and equipment, net	$514	$127

The Company recognized $78,000, $73,000 and $46,000 of depreciation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Payroll and employee-related expenses	$1,690	$1,132
Third-party research and development expenses	1,514	135
Professional fees	299	420
Loan interest	46	40
IPO-related costs	—	111
Other	76	111
Total accrued expenses	$3,625	$1,949

6. Loan and Security Agreement

At December 31, 2017, the Company had $9.7 million outstanding under a loan agreement with SVB, as amended (“Amended SVB Loan Agreement”). The borrowings were secured by a lien on all Company assets, excluding intellectual property. The May 2016 and December 2016 advances had a floating per annum interest rate of the greater of 4.0% or 0.5% above the prime rate.  Principal payments were due through May 2020.  At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended SVB Loan Agreement. The Company was also required to make a final payment equal to 8.25% of the total borrowings (“Final Payment”) on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended SVB Loan Agreement or at the time of prepayment.

On June 29, 2018, the Company terminated the Amended SVB Loan Agreement and repaid the $7.7 million outstanding principal balance and the Final Payment to SVB. The Company recorded a loss on extinguishment of debt of $0.6 million in the Statement of Operations, accordingly.

On June 29, 2018 the Company also entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement are available to the Company through one additional advance request until the end of the interest only period as defined below.   Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an initial interest only period of 18 months.  If the Company receives at least $50M of gross proceeds from the sale of its equity securities or upfront cash payment from a strategic partnership prior the expiration of the initial interest only period, the interest only period will be extended an additional six months.  Upon the expiration of the initial interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. If the interest only period is extended an additional six months, amounts borrowed will be repaid over 24 equal monthly payments of principal plus accrued but unpaid interest beginning July 1, 2020.  At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee will be paid to the Lender.  If the gross proceeds are received on or before June 30, 2019, the Success Fee is $200,000, and if the gross proceeds are received after June 30, 2019, the Success Fee is $300,000.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at December 31, 2018.

The minimum aggregate future loan and interest payments at December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	$550
2020	4,450
2021	4,229
2022	2,032
Total minimum payments	11,261
Less: Amount representing interest	(1,261)
Less: Discount	(20)
Less: Current portion	—
Loan payable, net of current portion	$9,980

7. Stockholders’ Equity

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

The Company has reserved for future issuances the following shares of common stock as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Warrants	9,040	9,040
Stock options	4,262,341	3,538,345
Employee stock purchase plan	405,742	206,284
Total	4,677,123	3,753,669

Warrants

At December 31, 2018 and 2017, the Company has 9,040 warrants outstanding for the purchase of shares of common stock at an exercise price of $11.06.  The warrants expire on May 1, 2026.

8. Stock Incentive Plans

Stock Option Plans

The Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”) on October 31, 2017.  Upon adoption of the 2017 Plan, no further grants were made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards are available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018 and 2019, the shares available for grant under the 2017 Plan was automatically increased by 827,786 and 832,361 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of December 31, 2018, 2,120,814 shares of common stock were available for future grant under the 2017 Plan.

All stock option grants are nonstatutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.  Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant.  Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary.  Vesting periods are generally four years and are determined by the Board of Directors or a delegated subcommittee.  Stock options become exercisable as they vest.  Stock options granted under the 2017 and 2011 Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$584	$147	$68
General and administrative	1,465	370	183
Total	$2,049	$517	$251

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2018, 2017 and 2016:

Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.3% – 3.1%	1.9% – 2.3%	1.3% – 1.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.1	5.6 – 6.3	5.4 – 6.4
Expected volatility	81% – 89%	81% – 87%	77% – 84%

The expense related to awards granted to employees and directors for their service on the Board of Directors was $1.9 million, $0.5 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company did not grant any stock options to non-employees during the years ended December 31, 2018 or 2017.The fair value of each stock option granted to non-employees was estimated on the date of grant using the Black-Scholes option-pricing model. The expense related to awards granted to non-employees was $0.1 million, $65,000 and $24,000 for the years ended December 31, 2018 and 2017 and 2016, respectively.

A summary of the stock option activity under the 2017 and 2011 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,508,124	$1.89	7.9	$12,328
Granted	801,474	8.57
Exercised	(106,879)	1.29
Cancelled	(61,192)	5.73
Outstanding at December 31, 2018	2,141,527	$4.32	7.7	$4,959
Exercisable at December 31, 2018	1,163,352	$2.07	6.9	$4,115

The weighted-average fair value of options granted to employees and directors for their service on the Board of Directors during the years ended December 31, 2018, 2017 and 2016 was $6.21, $6.16 and $1.13 per share, respectively.  The weighted-average fair value of options granted to non-employees during the year ended December 31, 2016 was $1.38 per share.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $276,000 and $21,000, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $4.4 million.  This amount is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan (“ESPP”) on October 31, 2017.  The ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about January 1 and July 1 each year. The ESPP initially reserved 206,284 shares of common stock for issuance. The ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the ESPP on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 1% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018 the shares available for grant under the ESPP was automatically increased by 206,946 shares.  No shares were added to the ESPP on January 1, 2019.

During the year ended December 31, 2018, $35,000 was withheld from employees, on an after-tax basis, in order to purchase 7,488 shares of the Company’s common stock. As of December 31, 2018, 405,742 shares of Company’s common stock remained available for issuance under the ESPP.

9. Income Taxes

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

Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the year ended December 31, 2018, the Company recorded a net loss of approximately $35.6 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2018.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$30,294	$21,190
Research and development credits	5,843	4,732
Licenses	21	24
Stock based compensation	369	70
Other	418	300
Total gross deferred tax asset	36,945	26,316
Less: Valuation allowance	(36,945)	(26,316)
Net deferred tax asset	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2018 and 2017, respectively, because the Company's management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of $36.9 million and $26.3 million has been established at December 31, 2018 and 2017, respectively.  The valuation allowance increased by approximately $10.6 million during the year ended December 31, 2018 due primarily to the generation of net operating losses and decreased by approximately $0.3 million in the year ended December 31, 2017 due primarily to the revaluation of the deferred tax assets at a 21% Federal tax rate.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the financial statements is as follows:

	2018	2017	2016
Income tax computed at federal statutory tax rate	21.0%	34.0%	34.0%
Permanent differences	—%	(1.9)%	(0.2)%
State taxes, net of federal benefit	6.2%	4.8%	5.1%
Research and development and other tax credits	3.1%	5.0%	6.1%
Stock based compensation	(0.5)%	(0.5)%	(0.3)%
Federal rate change	—%	(42.7)%	—%
Change in deferred tax asset valuation allowance	(29.8)%	1.3%	(44.7)%
	—%	—%	—%

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of approximately $111.1 million and $77.9 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2018 and 2017, the Company also had U.S. state net operating loss carryforwards of approximately $110.3 million and $76.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038.

As of December 31, 2018 and 2017, the Company had federal research and development tax credit carryforwards of approximately $4.0 million and $3.3 million, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2018 and 2017, the Company had state research and development tax credit carryforwards of approximately $2.2 million and $1.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2033. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2018.  Based on this analysis, we do not believe that any of our tax attributes will expire unutilized due to Section 382 limitations.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

10. Related Party Transactions

From September 2015 to June 2017, the Company received consulting and management services from one of its investors, Third Rock Ventures LLP (“Third Rock Ventures”).  The Company paid Third Rock Ventures $2,000 and

$69,000 for these services during the years ended December 31, 2017 and 2016, respectively.  No amounts were payable to Third Rock Ventures at December 31, 2018 and 2017.

11. Commitments and Contingencies

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

In August 2016, the Company entered into an operating lease for approximately 3,890 square feet of laboratory space in Sudbury, MA. This lease was to expire in August 2017. In February 2017, the Company amended this lease to extend the term to February 2019 and increase the amount of rentable space to approximately 5,133 square feet, with an option to lease another 2,029 square feet. In March 2018, this lease was amended again to reduce rentable space to approximately 4,636 square feet and extend the term to February 2021.  The Company accounted for these amendments as modifications to the original lease agreement.  In August 2018, this lease was again amended to add approximately 2,928 square feet of office space. Base rent for this space is approximately $0.2 million annually.

Rent expense includes the Company’s allocated portion of rental obligations under the leases.  The Company recorded $0.5 million, $0.4 million and $0.2 million, of rent expense for the years ended December 31, 2018, 2017 and 2016, respectively.

The minimum aggregate future operating lease commitments at December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$487
2020	539
2021	30
$1,056

12. License Agreement

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

13. Employee Benefit Plan

Effective January 2012, employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (“401(k) Plan”).  Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations.  Through December 31, 2018, the 401(k) Plan did not allow the Company to make matching contributions. Effective January 1, 2019, the Company amended the 401(k) Plan to allow the Company to make matching contributions.  The 401(k) Plan will match 100% of employee contributions up to a maximum of 4% of employees’ salary.  Matching contributions are fully vested at the time of contribution.

14. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2018 and 2017.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$7,973	$8,135	$9,705	$9,780	$35,593
Loss from operations	(7,973)	(8,135)	(9,705)	(9,780)	(35,593)
Net loss	(7,880)	(8,647)	(9,510)	(9,611)	(35,648)
Net loss attributable to common stockholders - basic and diluted	$(0.38)	$(0.42)	$(0.46)	$(0.46)	$(1.72)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$5,542	$4,475	$4,362	$6,571	$20,950
Loss from operations	(5,542)	(4,475)	(4,362)	(6,571)	(20,950)
Net loss	(5,671)	(4,632)	(4,670)	(6,677)	(21,650)
Net loss attributable to common stockholders - basic and diluted	$(4.24)	$(3.46)	$(3.49)	$(0.48)	$(4.80)