Form 10-Q
period 2019-03-31
Allena Pharmaceuticals, Inc.
filed 2019-05-08
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  __________________

Commission File Number: 001-38268

ALLENA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALNA	The Nasdaq Global Select Market

As of April 26, 2019, the registrant had 20,816,064 shares of common stock, $0.001 par value per share, outstanding.

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

•	the therapeutic benefits, effectiveness and safety of reloxaliase, ALLN-346 and our future product candidates;
•	our expected regulatory pathway, and our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third-parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by reloxaliase and ALLN-346;
•	the market acceptance of reloxaliase, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize reloxaliase, if approved, with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;

•	potential collaborators to license and commercialize reloxaliase, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our ability to generate revenue and become profitable;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$51,755	$61,643
Prepaid expenses and other current assets	1,316	2,826
Total current assets	53,071	64,469
Property and equipment, net	486	514
Operating lease assets	866	—
Other assets	390	246
Total assets	$54,813	$65,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,600	$2,138
Loan payable, net of discount	992	—
Operating lease liabilities, net of discount	513	—
Accrued expenses and other current liabilities	2,670	3,625
Total current liabilities	6,775	5,763
Loan payable, net of current portion and discount	8,982	9,980
Operating lease liabilities, net of current portion and discount	361	—
Other liabilities	16	30
Total liabilities	16,134	15,773
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 20,816,064 and 20,809,025 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	167,682	167,040
Accumulated deficit	(129,024)	(117,605)
Total stockholders’ equity	38,679	49,456
Total liabilities and stockholders’ equity	$54,813	$65,229

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$9,128	$5,931
General and administrative	2,431	2,042
Total operating expenses	11,559	7,973
Loss from operations	(11,559)	(7,973)
Other income (expense):
Interest income, net	151	100
Other expense, net	(11)	(7)
Other income (expense), net	140	93
Net loss	$(11,419)	$(7,880)
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.38)
Weighted-average common shares outstanding—basic and diluted	20,814,715	20,695,386
Net loss	$(11,419)	$(7,880)
Comprehensive loss	$(11,419)	$(7,880)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

					Total
			Additional		stockholders’
	Common stock		paid-in	Accumulated	equity
	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2017	20,694,658	$20	$164,807	$(81,957)	$82,870
Exercise of common stock options	898	—	1	—	1
Stock-based compensation	—	—	404	—	404
Issuance costs related to initial public offering	—	—	13	—	13
Net loss	—	—	—	(7,880)	(7,880)
Balance at March 31, 2018	20,695,556	$20	$165,225	$(89,837)	$75,408

Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Exercise of common stock options	7,039	—	13	—	13
Stock-based compensation	—	—	629	—	629
Net loss	—	—	—	(11,419)	(11,419)
Balance at March 31, 2019	20,816,064	$21	$167,682	$(129,024)	$38,679

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,419)	$(7,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	629	404
Depreciation expense	40	19
Non-cash interest expense	2	75
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,510	612
Operating lease assets	125	—
Other assets	(144)	(42)
Accounts payable	534	529
Accrued expenses	(962)	(616)
Operating lease liabilities	(125)	—
Other liabilities	—	3
Net cash used in operating activities	(9,810)	(6,896)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(31)
Net cash used in investing activities	(84)	(31)
Cash flows from financing activities:
Proceeds from exercise of stock options	13	1
Payments of common stock offering costs	—	(186)
Other	(7)	—
Repayment of loan payable	—	(1,000)
Net cash provided by (used in) financing activities	6	(1,185)
Net decrease in cash and cash equivalents	(9,888)	(8,112)
Cash and cash equivalents, beginning of period	61,643	94,494
Cash and cash equivalents, end of period	$51,755	$86,382

Supplemental disclosures:
Cash paid in connection with operating lease liabilities	$132	$—
Right-of-use assets obtained in exchange of operating lease obligations	$992	$—

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

The Company had an accumulated deficit of $129.0 million at March 31, 2019, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2019, the Company had $51.8 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of March 31, 2019 will be sufficient to fund the Company’s operating plan through at least the first half of 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and March 31, 2018 and cash flows for the three months ended March 31, 2019 and March 31, 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Leases

ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), became effective January 1, 2019.  As of the effective date of ASC 842, the Company determines at the inception of an arrangement whether the arrangement contains a lease.  If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease.  The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term.  All other leases are recorded as operating leases.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease.  If the rate implicit is not readily determinable, the Company’s utilizes its incremental borrowing rate at the lease commencement date.  Operating lease assets are further adjusted for prepaid or accrued lease payments.  Operating lease payments are expensed using the straight-line method as an operating expense over the lease term.  Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term.  Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.

The Company separates lease and non-lease components when determining which lease payments to include in the calculation of its lease assets and liabilities.  Variable lease payments are expensed as incurred.  If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.

Operating leases are recorded in “Operating lease assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Company’s condensed consolidated balance sheet.  The Company did not have any finance leases recorded on its condensed consolidated balance sheet as of March 31, 2019.

The remainder of the Company’s significant accounting policies are described in the Annual Report filed on Form 10-K for the year ended December 31, 2018 that was filed with the United States Securities and Exchange Commission on March 7, 2019.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASC 842, which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet.  ASC 842 was effective on January 1, 2019.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers a transition option to entities adopting ASC 842.  Under ASU 2018-11, entities can elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to accumulated deficit at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.  The Company adopted ASC 842 using the modified-retrospective method.

The Company elected the package of transition practical expedients for leases that commenced prior to January 1, 2019, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases.

The Company recorded, upon adoption of ASC 842 on January 1, 2019, right-of-use assets of $1.0 million and corresponding liabilities of $1.0 million related to its operating leases.  The Company did not have any leases at January 1, 2019 that would qualify as finance leases.  These adjustments had no impact on the Company’s consolidated statement of operations and had no impact on the Company’s accumulated deficit.   Refer to Note 6, “Commitments and Contingencies,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The Company adopted ASU 2018-07 on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(11,419)	$(7,880)
Net loss attributable to common stockholders	$(11,419)	$(7,880)
Denominator:
Weighted-average common shares—basic and diluted	20,814,715	20,695,386
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.38)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2019	2018
Warrants	9,040	9,040
Stock options	2,956,726	2,043,924
Total	2,965,766	2,052,964

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$51,655	$51,655	$—	$—
Total assets	$51,655	$51,655	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$61,415	$61,415	$—	$—
Total assets	$61,415	$61,415	$—	$—

At March 31, 2019 and December 31, 2018, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended March 31, 2019 and the year ended December 31, 2018. There were no transfers within the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their carrying values. The Company believes the terms of the loan payable reflect current market conditions for an instrument with similar termsc and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll and employee-related expenses	$866	$1,690
Third-party research and development expenses	1,256	1,514
Professional fees	359	299
Loan interest	47	46
Other	142	76
Total accrued expenses	$2,670	$3,625

6. Commitments and Contingencies

The Company is a party to operating leases for approximately 7,795 square feet of office space in Newton, MA (Newton Lease), and for approximately 7,564 square feet of laboratory and office space in Sudbury, MA (Sudbury Lease).  The Newton Lease expires on December 31, 2020 and the Sudbury Lease expires on February 28, 2021.  Annualized base rent for the Newton Lease and the Sudbury lease is approximately $0.3 million and $0.2 million, respectively.

Aggregate Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2019 are as follows (in thousands):

Remainder of 2019	$356
2020	539
2021	29
Total maturities	924
Less: Amount representing interest	(50)
Present value of operating lease liabilities	$874

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 was $0.1 million.  The Company’s operating leases had a weighted average remaining lease term of 1.7 years and a weighted average discount rate of 5.5% at March 31, 2019.

Additional Lease Information Related to the Application of ASC 840

The following information is disclosed in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), which was applicable until December 31, 2018.  As of December 31, 2018, future minimum commitments under the Company’s operating leases with initial terms of more than one year were as follows (in thousands):

December 31, 2018
2019	$487
2020	539
2021	30
$1,056

During the three months ended March 31, 2018, rent expense was $0.1 million.

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

The borrowings were secured by a lien on all Company assets, excluding intellectual property. The May 2016 and December 2016 advances had a floating per annum interest rate equal to the greater of 4.0% or 0.5% above the prime rate. In December 2016, the interest only period was extended to 18 months. Upon the expiration of the interest only period, amounts borrowed were to be repaid over 30 equal monthly payments of principal and interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Amended Loan Agreement. The Company was also required to make a final payment equal to 8.25% of the total borrowings (“Final Payment”) on the earliest of the loan maturity date, an acceleration of the loan as defined in the Amended Loan Agreement or at the time of prepayment.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at March 31, 2019 and December 31, 2018.

8. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Warrants	9,040	9,040
Stock options	5,087,663	4,262,341
Employee stock purchase plan	405,742	405,742
Total	5,502,445	4,677,123

9. Stock Incentive Plan

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”).  Upon the adoption of the 2017 Plan, no further grants would be made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018, the shares available for grant under the 2017 Plan was automatically increased by 827,786 shares.  On January 1, 2019, the shares available for grant under the 2017 Plan was automatically increased by an additional 832,361 shares.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of March 31, 2019, 2,130,937 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$255	$90
General and administrative	374	314
Total	$629	$404

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%-2.6%	2.3%-2.7%
Expected dividend yield	—%	—%
Expected term (in years)	5.8-6.8	5.9-6.1
Expected volatility	82%	81%-89%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,141,527	4.32	7.7	$4,959
Granted	825,250	6.84
Exercised	(7,039)	1.85
Cancelled	(3,012)	8.54
Outstanding at March 31, 2019	2,956,726	$5.02	8.2	$7,239
Exercisable at March 31, 2019	1,274,158	$2.34	6.7	$6,046

As of March 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $7.7 million. This amount is expected to be recognized over a weighted-average period of 3.2 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 7, 2019.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, and conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of March 31, 2019, we had cash and cash equivalents totaling $51.8 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $11.4 million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $129.0 million. We anticipate that our expenses will increase significantly as we:

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2019	2018
Reloxaliase external costs	$4,825	$4,135
ALLN-346 external costs	1,113	71
Employee compensation and benefits	2,519	1,450
Other	671	275
Total research and development expenses	$9,128	$5,931

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $69.8 million of external research and development costs for reloxaliase and $3.5 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, and interest expense incurred on our credit facility, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under the credit facility and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2018.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2018. There have been no changes to our significant accounting policies, other than our significant accounting policy for leases described in the notes to the condensed consolidated financial statements appearing in this Quarterly Report filed on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$9,128	$5,931	$3,197
General and administrative	2,431	2,042	389
Total operating expenses	11,559	7,973	3,586
Loss from operations	(11,559)	(7,973)	(3,586)
Other income (expense):
Interest income, net	151	100	51
Other expense, net	(11)	(7)	(4)
Other income (expense), net	140	93	47
Net loss	$(11,419)	$(7,880)	$(3,539)

Research and Development Expense

Research and development expense increased by $3.2 million from $5.9 million for the three months ended March 31, 2018 to $9.1 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change
Clinical development external costs	$3,614	$2,260	$1,354
Manufacturing external costs	2,423	1,514	909
Employee compensation and benefits	2,519	1,450	1,069
Other	572	707	(135)
Total research and development expenses	$9,128	$5,931	$3,197

The $3.2 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $1.4 million from $2.3 million for the three months ended March 31, 2018 to $3.6 million for the three months ended March 31, 2019:
o	The increase is primarily due to URIROX-2 Study expenses of $1.5 million for the three months ended March 31, 2019. We initiated this study in the fourth quarter of 2018. ;
o	We also incurred costs of $1.5 million for the URIROX-1 Study for both the three months ended March 31, 2019 and 2018. This study was initiated during the three months ended March 31, 2018; and
o

We incurred $0.4 million and $0.3 million of costs for our 206 Study during the three months ended March 31, 2019 and 2018, respectively.  This study was also initiated during the three months ended March 31, 2018.

•

Our manufacturing external costs increased by $0.9 million from $1.5 million for the three months ended March 31, 2018 to $2.4 million for the three months ended March 31, 2019.  Included in manufacturing costs for the three months ended March 31, 2019 was $1.0 million of formulation and development costs for ALLN-346.  We did not incur any manufacturing related costs for ALLN-346 during the three months ended March 31, 2018.  Partially offsetting this increase was a decrease of $0.1 million related to drug substance and drug product formulation and development activities associated with reloxaliase for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018; and

•

Our employee compensation and benefits costs increased by $1.1 million for the three months ended March 31, 2019, primarily due to an increase in headcount from 28 employees at March 31, 2018 to 41 employees at March 31, 2019, which resulted in an increase in salaries, wages and benefit costs.

General and Administrative Expenses

General and administrative expense increased by $0.4 million from $2.0 million for three months ended March 31, 2018 to $2.4 million for the three months ended March 31, 2019. The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change
Employee compensation and benefits	$1,090	$1,003	$87
Consulting and professional services	773	516	257
Market research and commercialization planning	176	103	73
Other	392	420	(28)
Total general and administrative expenses	$2,431	$2,042	$389

The increase in general and administrative expense was primarily attributable to the following:

•

Our consulting and professional services costs increased by $0.3 million. The increase was primarily related to increased costs for investor and public relations activities, consulting costs and accounting and tax preparation fees; and

•

Our market research and commercialization planning costs increased by $0.1 million.  During the three months ended March 31, 2019, we initiated a study with an independent third party to perform a market assessment for enteric hyperoxaluria.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. We had net interest income of $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase was attributable to a reduction of interest expense for the three months ended March 31, 2019 as a result of refinancing our outstanding debt during the second quarter of 2018.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2019 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities and net proceeds from our IPO of $67.0 million which was completed in November 2017. Our total cash and cash equivalents was $51.8 million at March 31, 2019.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operations	$(9,810)	$(6,896)
Net cash used in investing activities	(84)	(31)
Net cash provided by (used in) financing activities	6	(1,185)
Net decrease in cash and cash equivalents	$(9,888)	$(8,112)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $9.8 million for the three months ended March 31, 2019 compared to $6.9 million for the three months ended March 31, 2018. The increase in cash used in operating activities of $2.9 million was attributable to:

•	an increase in net loss of $3.5 million, partially offset by;
•

an increase in non-cash items of $0.2 million resulting primarily from increases in stock-based compensation expense and amortization of right-of-use assets, partially offset by a decrease in non-cash interest expense; and

•

an increase of $0.4 million in changes in the components of working capital, including increases in prepaid expenses and accrued expenses, partially offset by decreases in other assets, accounts payable and other liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $84,000 for the three months ended March 31, 2019 compared to $31,000 for the three months ended March 31, 2018. The increase in cash used in investing activities an increase in purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $6,000 for the three months ended March 31, 2019 compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2018. The net cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of proceeds from the exercise of common stock options.  The net cash used in financing activities for the three months ended March 31, 2018 consisted of $1.0 million for principal payments made on our credit facility and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017.

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

We believe that our cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital requirements through at least the first half of 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting ongoing and future clinical trials of reloxaliase;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program, Phase 2 basket clinical trial and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 7, 2019.

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

As of April 26, 2019, we had 53 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $11.4 million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $129.0 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of March 31, 2019, we had working capital of $46.3 million and capital resources consisting of cash and cash equivalents of $51.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of reloxaliase and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates.

We believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating plan through at least the first half of 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of March 31, 2019, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $5.11 per share and as high as $16.60 per share through April 26, 2019. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

As of April 26, 2019, our executive officers, directors and principal stockholders collectively controlled approximately 78.1% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of April 26, 2019, we had 20,816,064 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 2,956,726 shares subject to outstanding options under our stock option plans as of March 31, 2019, the 2,130,937shares reserved for future issuance under our stock option plans, the 405,742 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2019, we did not repurchase any shares of our common stock.

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

10.1

Transition Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Alexey Margolin, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 4, 2019)

10.2

Amended and Restated Employment Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Louis Brenner, M.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 4, 2019)

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

ALLENA PHARMACEUTICALS, INC.

May 8, 2019	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2019	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)