Form 10-Q
period 2019-06-30
Allena Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the registrant had 23,465,665 shares of common stock, $0.001 par value per share, outstanding.

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
•

our ability to utilize the accelerated approval regulatory pathway for reloxaliase, including the timing of any Biologic License Application, or BLA, submission utilizing the accelerated approval regulatory pathway;

•

the number, designs, results and timing of our clinical trials, including our pivotal Phase 3 program of reloxaliase, and preclinical studies and the timing of the availability of data from these trials and activities;

•

our ability to enroll a sufficient number of patients and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

•	the therapeutic benefits, effectiveness and safety of reloxaliase, ALLN-346 and our future product candidates;
•	our expected regulatory pathway, and our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
•	our reliance on third-parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by reloxaliase and ALLN-346;
•	the market acceptance of reloxaliase, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize reloxaliase, if approved, with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;

•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•	potential collaborators to license and commercialize reloxaliase, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel;
•	our product development and operational plans, generally;
•	our ability to generate revenue and become profitable;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act; and
•	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$48,523	$61,643
Prepaid expenses and other current assets	3,726	2,826
Total current assets	52,249	64,469
Property and equipment, net	465	514
Operating lease assets	745	—
Other assets	123	246
Total assets	$53,582	$65,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,283	$2,138
Loan payable, net of discount	1,992	—
Operating lease liabilities	522	—
Accrued expenses and other current liabilities	2,887	3,625
Total current liabilities	7,684	5,763
Loan payable, net of current portion and discount	7,984	9,980
Operating lease liabilities, net of current portion	233	—
Other liabilities	8	30
Total liabilities	15,909	15,773
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 23,462,165 and 20,809,025 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23	21
Additional paid-in capital	177,947	167,040
Accumulated deficit	(140,297)	(117,605)
Total stockholders’ equity	37,673	49,456
Total liabilities and stockholders’ equity	$53,582	$65,229

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,589	$5,860	$17,717	$11,791
General and administrative	2,746	2,275	5,177	4,317
Total operating expenses	11,335	8,135	22,894	16,108
Loss from operations	(11,335)	(8,135)	(22,894)	(16,108)
Other income (expense):
Interest income, net	78	118	229	218
Other expense, net	(16)	(13)	(27)	(20)
Loss on extinguishment of debt	—	(617)	—	(617)
Other income (expense), net	62	(512)	202	(419)
Net loss	$(11,273)	$(8,647)	$(22,692)	$(16,527)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.42)	$(1.09)	$(0.80)
Weighted-average common shares outstanding—basic and diluted	20,903,298	20,733,043	20,859,251	20,714,319
Net loss	$(11,273)	$(8,647)	$(22,692)	$(16,527)
Comprehensive loss	$(11,273)	$(8,647)	$(22,692)	$(16,527)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2018	20,695,556	$20	$165,225	$(89,837)	$75,408
Exercise of common stock options	56,611	1	80	—	81
Stock-based compensation	—	—	512	—	512
Net loss	—	—	—	(8,647)	(8,647)
Balance at June 30, 2018	20,752,167	$21	$165,817	$(98,484)	$67,354

Balance at March 31, 2019	20,816,064	$21	$167,682	$(129,024)	$38,679
Issuance of common stock, net of issuance costs	2,632,092	2	9,444	—	9,446
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	772	—	772
Net loss	—	—	—	(11,273)	(11,273)
Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673

Six Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	20,694,658	$20	$164,807	$(81,957)	$82,870
Exercise of common stock options	57,509	1	80	—	81
Stock-based compensation	—	—	917	—	917
Issuance costs related to initial public offering	—	—	13	—	13
Net loss	—	—	—	(16,527)	(16,527)
Balance at June 30, 2018	20,752,167	$21	$165,817	$(98,484)	$67,354

Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Issuance of common stock, net of issuance costs	2,632,092	2	9,444	—	9,446
Exercise of common stock options	7,039	—	13	—	13
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	1,401	—	1,401
Net loss	—	—	—	(22,692)	(22,692)
Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,692)	$(16,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,401	917
Depreciation expense	79	27
Non-cash interest expense	4	157
Loss on extinguishment of debt	—	617
Changes in assets and liabilities:
Prepaid expenses and other current assets	(900)	628
Operating lease assets	246	—
Other assets	123	(7)
Accounts payable	216	(726)
Accrued expenses	(868)	(12)
Operating lease liabilities	(244)	—
Other liabilities	(1)	7
Net cash used in operating activities	(22,636)	(14,919)
Cash flows from investing activities:
Purchases of property and equipment	(101)	(115)
Net cash used in investing activities	(101)	(115)
Cash flows from financing activities:
Proceeds from (payments of issuance costs) the issuance of common stock, net of issuance costs	9,569	(186)
Proceeds from exercise of stock options	13	81
Proceeds from issuance of stock through ESPP	49	—
Proceeds from loan payable	—	10,000
Repayment of loan payable	—	(10,492)
Debt issuance costs paid	—	(10)
Other	(14)	—
Net cash provided by (used in) financing activities	9,617	(607)
Net decrease in cash and cash equivalents	(13,120)	(15,641)
Cash and cash equivalents, beginning of period	61,643	94,494
Cash and cash equivalents, end of period	$48,523	$78,853

Supplemental disclosures:
Cash paid in connection with operating lease liabilities	$265	$—
Right-of-use assets obtained in exchange of operating lease obligations	$992	$—
Issuance costs included in accrued expenses	$123	$—

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

On June 28, 2019, the Company completed a registered direct offering in which the Company issued and sold 2,632,092 shares of its common stock, at a purchase price of $3.80 per share, for gross proceeds of $10.0 million through a securities purchase agreement with the investors.  The shares of common stock sold in this offering were being offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, which was declared effective on December 26, 2018.  As a result of the registered direct offering, the Company received approximately $9.6 million after deducting offering costs.

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

The Company had an accumulated deficit of $140.3 million at June 30, 2019, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2019, the Company had $48.5 million of cash and cash equivalents.  The Company believes that its cash and cash equivalents as of June 30, 2019 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the fourth quarter of 2020.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements with the exception of the 2019 adoption of the new leasing standard as discussed below. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and June 30, 2018 and cash flows for the six months ended June 30, 2019 and June 30, 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019.  After the adoption of ASC 842, the Company determines at the inception of an arrangement whether the arrangement contains a lease.  If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease.  The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.

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

Operating leases are recorded in “Operating lease assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Company’s condensed consolidated balance sheet.  The Company did not have any finance leases recorded on its condensed consolidated balance sheet as of June 30, 2019.

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment.  ASU 2016-13 is effective on January 1, 2020.  Early adoption is permitted.  The Company currently is evaluating the impact the adoption of ASU 2016-13 may have on its condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(11,273)	$(8,647)	$(22,692)	$(16,527)
Net loss attributable to common stockholders	$(11,273)	$(8,647)	$(22,692)	$(16,527)
Denominator:
Weighted-average common shares—basic and diluted	20,903,298	20,733,043	20,859,251	20,714,319
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.42)	$(1.09)	$(0.80)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2019	2018
Warrants	9,040	9,040
Stock options	3,142,132	2,097,652
Total	3,151,172	2,106,692

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$48,115	$48,115	$—	$—
Total assets	$48,115	$48,115	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$61,415	$61,415	$—	$—
Total assets	$61,415	$61,415	$—	$—

At June 30, 2019 and December 31, 2018, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three and six months ended June 30, 2019 and the year ended December 31, 2018. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2019 and the year ended December 31, 2018.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll and employee-related expenses	$1,191	$1,690
Third-party research and development expenses	1,260	1,514
Professional fees	345	299
Loan interest	46	46
Other	45	76
Total accrued expenses	$2,887	$3,625

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

Aggregate Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2019 are as follows (in thousands):

Remainder of 2019	$223
2020	539
2021	30
Total maturities	792
Less: Amount representing interest	(37)
Present value of operating lease liabilities	$755

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 were $0.1 million and $0.3 million, respectively.  The Company’s operating leases had a weighted average remaining lease term of 1.5 years and a weighted average discount rate of 5.5% at June 30, 2019.

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
$1,056

During the three and six months ended June 30, 2018, rent expense was $0.1 million and $0.2 million, respectively.

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

On June 29, 2018 the Company also entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement are available to the Company through one additional advance request until the end of the interest only period as defined below.  Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an initial interest only period of 18 months.  If the Company receives at least $50M of gross proceeds from the sale of its equity securities or upfront cash payment from a strategic partnership prior the expiration of the initial interest only period, the interest only period will be extended an additional six months.  Upon the expiration of the initial interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. If the interest only period is extended an additional six months, amounts borrowed will be repaid over 24 equal monthly payments of principal plus accrued but unpaid interest beginning July 1, 2020.  At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 will be due and payable to the Lender.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at June 30, 2019 and December 31, 2018.

8. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Warrants	9,040	9,040
Stock options	5,087,663	4,262,341
Employee stock purchase plan	391,733	405,742
Total	5,488,436	4,677,123

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of June 30, 2019, 1,945,531 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$311	$144	$566	$234
General and administrative	461	368	835	683
Total	$772	$512	$1,401	$917

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.9%-2.3%	2.6%-2.8%	1.9%-2.6%	2.3%-2.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.8	5.5-6.1
Expected volatility	82%-83%	85%-87%	82%-83%	81%-89%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,141,527	4.32	7.7	$4,959
Granted	1,024,250	6.71
Exercised	(7,039)	1.85
Cancelled	(16,606)	6.23
Outstanding at June 30, 2019	3,142,132	$5.09	8.0	$3,237
Exercisable at June 30, 2019	1,453,371	$3.04	6.7	$2,961

As of June 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $7.7 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

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

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. Based on our enrollment progress to date, we expect to announce topline data from this trial in the second half of 2019. In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We expect to submit a BLA filing to the FDA after 400 patients have been randomized and followed for six months in URIROX-2. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.  We expect to report topline data from URIROX-2 in the second half of 2021.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and expect to announce topline data from this trial in the second half of 2019.

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

On June 28, 2019, we completed a registered direct offering in which we issued and sold 2,632,092 shares of our common stock, at a purchase price of $3.80 per share, for gross proceeds of $10.0 million through a securities purchase agreement with the investors.  The shares of common stock sold in this offering were being offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, which was declared effective on December 26, 2018.  As a result of the registered direct offering, we received approximately $9.6 million in net proceeds after deducting offering costs.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, and conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of June 30, 2019, we had cash and cash equivalents totaling $48.5 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $11.3 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively, and $22.7 million and $16.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $140.3 million. We anticipate that our expenses will increase significantly as we:

•	conduct our ongoing Phase 3 clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for our product candidates;
•	scale up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	conduct research on the discovery and development of additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reloxaliase external costs	$3,659	$3,535	$8,484	$7,670
ALLN-346 external costs	1,497	298	2,610	369
Employee compensation and benefits	2,747	1,737	5,266	3,187
Other	686	290	1,357	565
Total research and development expenses	$8,589	$5,860	$17,717	$11,791

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $73.5 million of external research and development costs for reloxaliase and $5.0 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$8,589	$5,860	$2,729
General and administrative	2,746	2,275	471
Total operating expenses	11,335	8,135	3,200
Loss from operations	(11,335)	(8,135)	(3,200)
Other income (expense):
Interest income, net	78	118	(40)
Other expense, net	(16)	(13)	(3)
Loss on extinguishment of debt	—	(617)	617
Other income (expense), net	62	(512)	574
Net loss	$(11,273)	$(8,647)	$(2,626)

Research and Development Expense

Research and development expense increased by $2.7 million from $5.9 million for the three months ended June 30, 2018 to $8.6 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change
Clinical development external costs	$3,263	$2,425	$838
Manufacturing external costs	1,819	858	961
Employee compensation and benefits	2,747	1,737	1,010
Other	760	840	(80)
Total research and development expenses	$8,589	$5,860	$2,729

The $2.7 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $0.8 million from $2.4 million for the three months ended June 30, 2018 to $3.3 million for the three months ended June 30, 2019:
o

We incurred $1.7 million of URIROX-2 Study expenses for the three months ended June 30, 2019.  We initiated this study in the fourth quarter of 2018. During the three months ended June 30, 2018, we incurred $0.1 million of costs for initial preparation and start-up costs for this study;

o

Partially offsetting the increase attributable to the URIROX-2 Study was a decrease of $0.8 million in costs related to the URIROX-1 Study.  We incurred $1.0 million and $1.8 million of costs for the URIROX-1 Study during the three months ended June 20, 2019 and 2018, respectively.  Included in the URIROX-1 costs for the three months ended June 30, 2018 were costs associated with start-up activities; and

o	We incurred $0.3 million of costs for our 206 Study during each of the three months ended June 30, 2019 and 2018.
•	Our manufacturing external costs increased by $1.0 million from $0.9 million for the three months ended June 30, 2018 to $1.8 million for the three months ended June 30, 2019:
o	We incurred formulation and development related costs for ALLN-346 of $1.1 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively;
o

We incurred formulation and development related costs for reloxaliase of $0.3 million during the three months ended June 30, 2019. Formulation and development costs for reloxaliase during the three months ended June 30, 2018 were insignificant; and

o

Included in our manufacturing costs for the three months ended June 30, 2018 was $0.4 million of costs incurred at our CMO for the production of clinical batches of drug substance and $0.2 million of drug product costs for our Phase 3 clinical program.  We did not incur and batch production costs for reloxaliase during the three months ended June 30, 2019.

•

Our employee compensation and benefits costs increased by $1.0 million for the three months ended June 30, 2019, primarily due to an increase in headcount from 30 employees at June 30, 2018 to 45 employees at June 30, 2019, which resulted in an increase in salaries, wages and benefit costs.

General and Administrative Expenses

General and administrative expense increased by $0.5 million from $2.3 million for three months ended June 30, 2018 to $2.7 million for the three months ended June 30, 2019. The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change
Employee compensation and benefits	$1,195	$1,065	$130
Consulting and professional services	886	594	292
Market research and commercialization planning	241	279	(38)
Other	424	337	87
Total general and administrative expenses	$2,746	$2,275	$471

The increase in general and administrative expense was primarily attributable to an increase of $0.3 million in consulting and professional services costs. This increase was primarily related to increased costs for investor and public relations activities, legal costs, recruiting costs and professional development costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. We had net interest income of $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with Silicon Valley Bank (“SVB”).  As a result, we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized portion of the debt discount and final payment fee associated with the loan.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$17,717	$11,791	$5,926
General and administrative	5,177	4,317	860
Total operating expenses	22,894	16,108	6,786
Loss from operations	(22,894)	(16,108)	(6,786)
Other income (expense):
Interest income (expense), net	229	218	11
Other income (expense), net	(27)	(20)	(7)
Loss on extinguishment of debt	—	(617)	617
Other income (expense), net	202	(419)	621
Net loss	$(22,692)	$(16,527)	$(6,165)

Research and Development Expenses

Research and development expense increased by $5.9 million from $11.8 million for the six months ended June 30, 2018 to $17.7 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Dollar
	2019	2018	Change
Clinical development external costs	$6,877	$4,685	$2,192
Manufacturing external costs	4,242	2,372	1,870
Employee compensation and benefits	5,266	3,187	2,079
Other	1,332	1,547	(215)
Total research and development expenses	$17,717	$11,791	$5,926

The $5.9 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $2.2 million from $4.7 million for the six months ended June 30, 2018 to $6.9 million for the six months ended June 30, 2019:
o

We initiated our URIROX-2 Study during the fourth quarter of 2018.  Expenses for this study were $3.2 million for the six months ended June 30, 2019.  During the six months ended June 30, 2018, we incurred $0.3 million of costs for initial preparation and start-up costs for this study;

o

Partially offsetting the increase in URIROX-2 costs was a decrease of URIROX-1 costs of $0.7 million from $3.2 million for the six months ended June 30, 2018 to $2.6 million for the six months ended June 30, 2019.This study was initiated during the first quarter of 2018; and

o	We incurred $0.7 million of costs for our 206 Study during each of the six months ended June 30, 2019 and 2018.This study was also initiated during the first quarter of 2018.
•	Our manufacturing external costs increased by $1.9 million from $2.4 million for the six months ended June 30, 2018 to $4.2 million for the six months ended June 30, 2019.
o	We incurred formulation and development related costs for ALLN-346 of $2.3 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively;
o

We incurred $0.2 million and $1.6 million of costs at our CMO for the production of clinical batches of reloxaliase for our Phase 3 clinical program during the six months ended June 30, 2019 and 2018, respectively; and

o	We incurred formulation and development costs for reloxaliase of $1.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.
•

Our employee compensation and benefits costs increased by $2.1 million for the six months ended June 30, 2019, primarily due to an increase in headcount from 30 employees at June 30, 2018 to 45 employees at June 30, 2019 as we grew our clinical and technical operations teams to support our Phase 3 program for reloxaliase, which resulted in an increase in salaries, wages and benefit costs.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $0.9 million from $4.3 million for the six months ended June 30, 2018 to $5.2 million for the six months ended June 30, 2019. The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Dollar
	2019	2018	Change
Employee compensation and benefits	$2,285	$2,068	$217
Consulting and professional services	1,659	1,176	483
Market research and commercialization planning	417	381	36
Other	816	692	124
Total general and administrative expenses	$5,177	$4,317	$860

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.2 million for the six months ended June 30, 2019, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation;

•

Our consulting and professional services costs increased by $0.5 million for the six months ended June 30, 2018. The increase was related to increased audit and tax costs, legal costs, recruiting costs and investor and public relations costs; and

•

Our market research and commercialization planning costs were $0.4 million for each of the six months ended June 30, 2019 and 2018, respectively.  During the six months ended June 30, 2019, we incurred costs of $0.3 million for a study with an independent third party to perform a market assessment for enteric hyperoxaluria.  During the six months ended June 30, 2018 we incurred costs of $0.2 million as we engaged this independent third party to conduct a study to assess the market opportunity for reloxaliase in Europe and Asia.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result, we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized portion of the debt discount and final payment fee associated with the loan.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2019 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017 and net proceeds of $9.6 million from our registered direct offering which was completed in June 2019. Our total cash and cash equivalents was $48.5 million at June 30, 2019.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operations	$(22,636)	$(14,919)
Net cash used in investing activities	(101)	(115)
Net cash provided by (used in) financing activities	9,617	(607)
Net decrease in cash and cash equivalents	$(13,120)	$(15,641)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $22.6 million for the six months ended June 30, 2019 compared to $14.9 million for the six months ended June 30, 2018. The increase in cash used in operating activities of $7.7 million was attributable to:

•	an increase in net loss of $6.2 million;
•

a decrease in non-cash items of $0.2 million resulting primarily from increases in stock-based compensation, partially offset by a decrease in non-cash interest expense and the loss on extinguishment of debt recognized during the six months ended June 30, 2018; and

•

a decrease of $1.3 million in changes in the components of working capital, including decreases in prepaid expenses and accrued expenses, partially offset by increases in other assets and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for each of the six months ended June 30, 2019 and 2018. Cash used in investing activities related to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $0.6 million for the six months ended June 30, 2018. The net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of $9.6 million of net proceeds from the issuance and sale of 2,632,092 shares of our common stock completed on June 28, 2018 through a registered direct offering.  The net cash used in financing activities for the six months ended June 30, 2018 included $10.5 million to pay off our credit facility with Silicon Valley Bank and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with Pacific Western Bank, or PWB, and $0.1 million received from the exercise of stock options.

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

We believe that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2020.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting ongoing and any future clinical trials of reloxaliase;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program, Phase 2 basket clinical trial and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, all of our cash equivalents were comprised of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

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

* Results of earlier studies, or interim data from ongoing trials, may not be predictive of future clinical trial results, and planned or ongoing studies may not establish an adequate safety or efficacy profile for reloxaliase and other product candidates that we may pursue to justify proceeding to an application for regulatory approval or be worthy of regulatory approval if such an application is made.

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. Additionally, interim results of a clinical trial do not necessarily predict final results. Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or interim results from Study 206, do not ensure that we will achieve similar results in our ongoing pivotal Phase 3 clinical trials in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations, including patients being treated in our ongoing Study 206. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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

Even if we receive accelerated approval from the FDA for reloxaliase or any of our other product candidates, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.  We anticipate that whether the reduction in kidney stone reduction we observe in our Phase 3 clinical program for reloxaliase is sufficient to demonstrate a clinical benefit will ultimately be a review issue with FDA.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

* Foreign regulators may not agree with our proposed Phase 3 clinical program for reloxaliase, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit foreign applications for marketing approval for reloxaliase.

In January 2019 we announced that we had reached alignment with the FDA on both the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  However, our Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

In addition, we are conducting a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We have not yet evaluated reloxaliase in patients with primary hyperoxaluria and as such we have not yet demonstrated proof-of-concept in this patient population. Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our Phase 2 trial will have elevated urinary oxalate levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our pivotal Phase 3 clinical program, Study 206 or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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

As of July 26, 2019, we had 57 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $ 11.3 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively and $22.7 million and $16.5 million for the six months ended June 30, 2019 and 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $ 140.3 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our registered direct offering in June 2019 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase, including our pivotal Phase 3 clinical program in adult patients with enteric hyperoxaluria;
•	manufacture additional material for these potential future clinical trials;
•	scale up our manufacturing process for reloxaliase to prepare for the submission of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, manufacturing, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of June 30, 2019, we had working capital of $44.6 million and capital resources consisting of cash and cash equivalents of $48.5 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of reloxaliase and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates.

We believe that our existing cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our pivotal Phase 3 clinical program and obtain regulatory approvals for reloxaliase and the costs of post-marketing studies that could be required by regulatory authorities;

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

As of June 30, 2019, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning in January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

*  We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

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

In connection with our IPO, we adopted a Code of Business Conduct and Ethics, and have prepared and implemented policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

Risks Related to Our Common Stock

* The price of our common stock may be volatile and fluctuate substantially.

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $3.92 per share and as high as $17.56 per share through July 26, 2019. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

* We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of July 26, 2019, our executive officers, directors and principal stockholders collectively controlled approximately 79.3% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of July 26, 2019, we had 23,465,665 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,142,132 shares subject to outstanding options under our stock option plans as of June 30, 2019, the 1,945,531 shares reserved for future issuance under our stock option plans, the 391,733 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

* As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding our internal control over financial reporting. We may not complete improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.

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

We are required to document and test our internal controls over financial reporting pursuant to SOX Section 404, so that our management can certify as to the effectiveness of our internal controls over financial reporting which requires us to document and make significant changes to our internal controls over financial reporting. In addition, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” for more than five years. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2019, we did not repurchase any shares of our common stock.

Use of Proceeds from Initial Public Offering of Common Stock

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO at a price to the public of $14.00 per share. The underwriters partially exercised their over-allotment option on December 1, 2017 and purchased an additional 16,969 shares of our common stock.  The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-220857), which was filed with the SEC on October 6, 2017 and amended subsequently and declared effective by the SEC on November 1, 2017. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Credit Suisse Securities, LLC (USA), Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers for the offering.  Wedbush PacGrow acted as the co-manager for the offering.

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

10.1

Form of Securities Purchase Agreement dated as of June 27, 2019 by and between Allena Pharmaceuticals, Inc. and the purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2019).

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

ALLENA PHARMACEUTICALS, INC.

August 7, 2019	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

August 7, 2019	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)