Form 10-Q
period 2019-09-30
Allena Pharmaceuticals, Inc.
filed 2019-11-13
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 23,465,665 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our ability to continue as a going concern, including without limitation our ability to continue to advance the clinical development of our product candidates;
•	our ability to raise additional funds through equity or debt financings or through collaborations, licensing transactions or other sources;
•	our review of the data from the URIROX-1 clinical trial and Study 206 and the related implications for the future clinical, regulatory and commercial potential of reloxaliase;
•	the design and conduct of our Phase 3 clinical program of reloxaliase (formerly referred to as ALLN-177) in enteric hyperoxaluria;
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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$39,419	$61,643
Prepaid expenses and other current assets	2,160	2,826
Total current assets	41,579	64,469
Property and equipment, net	443	514
Operating lease assets	622	—
Other assets	123	246
Total assets	$42,767	$65,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,600	$2,138
Accrued expenses and other current liabilities	3,367	3,625
Loan payable, net of discount	2,992	—
Operating lease liabilities	529	—
Total current liabilities	10,488	5,763
Loan payable, net of current portion and discount	6,986	9,980
Operating lease liabilities, net of current portion	102	—
Other liabilities	-	30
Total liabilities	17,576	15,773
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 23,465,665 and 20,809,025 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	21
Additional paid-in capital	178,753	167,040
Accumulated deficit	(153,585)	(117,605)
Total stockholders’ equity	25,191	49,456
Total liabilities and stockholders’ equity	$42,767	$65,229

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,806	$7,316	$28,523	$19,107
General and administrative	2,532	2,389	7,709	6,706
Total operating expenses	13,338	9,705	36,232	25,813
Loss from operations	(13,338)	(9,705)	(36,232)	(25,813)
Other income (expense):
Interest income, net	53	180	282	398
Other expense, net	(3)	15	(30)	(5)
Loss on extinguishment of debt	—	—	—	(617)
Other income (expense), net	50	195	252	(224)
Net loss	$(13,288)	$(9,510)	$(35,980)	$(26,037)
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.46)	$(1.66)	$(1.26)
Weighted-average common shares outstanding—basic and diluted	23,464,828	20,753,215	21,737,320	20,727,426

Comprehensive loss	$(13,288)	$(9,510)	$(35,980)	$(26,037)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2018	20,752,167	$21	$165,817	$(98,484)	$67,354
Exercise of common stock options	4,018	—	6	—	6
Stock-based compensation	—	—	595	—	595
Net loss	—	—	—	(9,510)	(9,510)
Balance at September 30, 2018	20,756,185	$21	$166,418	$(107,994)	$58,445

Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673
Issuance of common stock, net of issuance costs	-	—	(10)	—	(10)
Exercise of common stock options	3,500	—	6	—	6
Stock-based compensation	—	—	810	—	810
Net loss	—	—	—	(13,288)	(13,288)
Balance at September 30, 2019	23,465,665	$23	$178,753	$(153,585)	$25,191

Nine Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	20,694,658	$20	$164,807	$(81,957)	$82,870
Exercise of common stock options	61,527	1	86	—	87
Stock-based compensation	—	—	1,512	—	1,512
Issuance costs related to initial public offering	—	—	13	—	13
Net loss	—	—	—	(26,037)	(26,037)
Balance at September 30, 2018	20,756,185	$21	$166,418	$(107,994)	$58,445

Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Issuance of common stock, net of issuance costs	2,632,092	2	9,434	—	9,436
Exercise of common stock options	10,539	—	19	—	19
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	2,211	—	2,211
Net loss	—	—	—	(35,980)	(35,980)
Balance at September 30, 2019	23,465,665	$23	$178,753	$(153,585)	$25,191

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,980)	$(26,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,211	1,512
Depreciation expense	121	44
Non-cash interest expense	6	159
Loss on extinguishment of debt	—	617
Changes in assets and liabilities:
Prepaid expenses and other current assets	666	(639)
Operating lease assets	369	—
Other assets	123	(102)
Accounts payable	1,534	(1)
Accrued expenses	(389)	1,300
Operating lease liabilities	(368)	—
Other liabilities	—	18
Net cash used in operating activities	(31,707)	(23,129)
Cash flows from investing activities:
Purchases of property and equipment	(122)	(156)
Net cash used in investing activities	(122)	(156)
Cash flows from financing activities:
Proceeds from (payments of issuance costs) the issuance of common stock, net of issuance costs	9,559	(186)
Proceeds from exercise of stock options	19	87
Proceeds from issuance of stock through ESPP	49	—
Proceeds from loan payable	—	10,000
Repayment of loan payable	—	(10,492)
Debt issuance costs paid	—	(33)
Other	(22)	(26)
Net cash provided by (used in) financing activities	9,605	(650)
Net decrease in cash and cash equivalents	(22,224)	(23,935)
Cash and cash equivalents, beginning of period	61,643	94,494
Cash and cash equivalents, end of period	$39,419	$70,559

Supplemental disclosures:
Cash paid in connection with operating lease liabilities	$398	$—
Right-of-use assets obtained in exchange of operating lease obligations	$992	$—

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

Liquidity and Going Concern

The Company had an accumulated deficit of $153.6 million at September 30, 2019, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2019, the Company had $39.4 million of cash and cash equivalents.  The Company’s available cash and cash equivalents as of September 30, 2019 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. Management expects to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials of its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements with the exception of the 2019 adoption of the new leasing standard as discussed below. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and September 30, 2018 and cash flows for the nine months ended September 30, 2019 and September 30, 2018. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease.  If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date.  Operating lease assets are further adjusted for prepaid or accrued lease payments.  Operating lease payments are expensed using the straight-line method as an operating expense over the lease term.  Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term.  Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.

The Company separates lease and non-lease components when determining which lease payments to include in the calculation of its lease assets and liabilities.  Variable lease payments are expensed as incurred.  If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.

Operating leases are recorded in “Operating lease assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Company’s condensed consolidated balance sheet.  The Company did not have any finance leases recorded on its condensed consolidated balance sheet as of September 30, 2019.

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

Recently Issued Accounting Pronouncements

In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements.  The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements.  The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-13 will have a material impact on its disclosures.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment.  ASU 2016-13 is effective on January 1, 2020.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-13 will have a material impact on its condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(13,288)	$(9,510)	$(35,980)	$(26,037)
Net loss attributable to common stockholders	$(13,288)	$(9,510)	$(35,980)	$(26,037)
Denominator:
Weighted-average common shares—basic and diluted	23,464,828	20,753,215	21,737,320	20,727,426
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.46)	$(1.66)	$(1.26)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2019	2018
Warrants	9,040	9,040
Stock options	3,173,344	2,134,904
Total	3,182,384	2,143,944

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$39,419	$39,419	$—	$—
Total assets	$39,419	$39,419	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$61,415	$61,415	$—	$—
Total assets	$61,415	$61,415	$—	$—

At September 30, 2019 and December 31, 2018, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three and nine months ended September 30, 2019 and the year ended December 31, 2018. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll and employee-related expenses	$1,986	$1,690
Third-party research and development expenses	950	1,514
Professional fees	276	299
Loan interest	43	46
Other	112	76
Total accrued expenses	$3,367	$3,625

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

Aggregate Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2019 are as follows (in thousands):

Remainder of 2019	$89
2020	539
2021	30
Total maturities	658
Less: Amount representing interest	(27)
Present value of operating lease liabilities	$631

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 were $0.1 million and $0.4 million, respectively.  The Company’s operating leases had a weighted average remaining lease term of 1.2 years and a weighted average discount rate of 5.5% at September 30, 2019.

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
$1,056

During the three and nine months ended September 30, 2018, rent expense was $0.1 million and $0.4 million, respectively.

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

On June 29, 2018, the Company terminated the Amended Loan Agreement and repaid the $7.7 million outstanding principal balance and the Final Payment to SVB. The Company recorded a loss on extinguishment of debt of $0.6 million in the Statement of Operations in the nine months ended September 30, 2018, accordingly.

On June 29, 2018 the Company also entered into a loan agreement (“PWB Loan Agreement”) with Pacific Western Bank (“PWB”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement are available to the Company through one additional advance request until the end of the interest only period as defined below.  Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an initial interest only period of 18 months.  If the Company receives at least $50M of gross proceeds from the sale of its equity securities or upfront cash payment from a strategic partnership prior the expiration of the initial interest only period, the interest only period will be extended an additional six months.  Upon the expiration of the initial interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. If the interest only period is extended an additional six months, amounts borrowed will be repaid over 24 equal monthly payments of principal plus accrued but unpaid interest beginning July 1, 2020.  At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the PWB Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 will be due and payable to PWB.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at September 30, 2019 and December 31, 2018.

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

The Company has reserved for future issuances the following shares of common stock as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Warrants	9,040	9,040
Stock options	5,084,163	4,262,341
Employee stock purchase plan	391,733	405,742
Total	5,484,936	4,677,123

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of September 30, 2019, 1,910,819 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$329	$157	$895	$391
General and administrative	481	438	1,316	1,121
Total	$810	$595	$2,211	$1,512

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.4%-1.8%	2.8%	1.4%-2.6%	2.3%-2.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	5.6-6.1	5.5-6.8	5.5-6.1
Expected volatility	83%	84%-85%	82%-83%	81%-89%

A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,141,527	4.32	7.7	$4,959
Granted	1,073,350	6.60
Exercised	(10,539)	1.76
Cancelled	(30,994)	7.43
Outstanding at September 30, 2019	3,173,344	$5.07	7.8	$3,074
Exercisable at September 30, 2019	1,598,115	$3.34	6.6	$2,900

As of September 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $7.0 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

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

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  We expect to report topline data from URIROX-2 in the second half of 2021.

The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We plan to analyze the full data set from the URIROX-1 trial and apply these insights to our ongoing clinical development of reloxaliase, including potentially the adaptive design elements of the URIROX-2 trial. We currently expect to submit a BLA filing to the FDA after 400 patients have been randomized and followed for six months in URIROX-2. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and additional data in November 2019. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with EH and advanced CKD.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We presented preclinical data for ALLN-346 in October at the 2018 American College of Rheumatology (ACR/ARHP) Annual Meeting.  We are advancing our preclinical program for ALLN-346 and scaling our manufacturing processes for clinical studies. Subject to the successful completion of these activities, we expect to file an IND for ALLN-346 with the FDA in the fourth quarter of 2019 and to initiate our first clinical trial of ALLN-346 in patients with hyperuricemia in the first half of 2020.

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

As of September 30, 2019, we had cash and cash equivalents totaling $39.4 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to find our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We will require additional capital to sustain our operations, including our reloxaliase development program. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $13.3 million and $9.5 million for the three months ended September 30, 2019 and 2018, respectively, and $36.0 million and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $153.6 million. Based on our current operating plan, we anticipate that our expenses will increase significantly as we:

•	conduct our ongoing Phase 3 clinical trials of our lead product candidate, reloxaliase;
•	explore potential clinical development of reloxaliase in patients with EH and advanced CKD;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for our product candidates;
•	scale up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	conduct research on the discovery and development of additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reloxaliase external costs	$5,230	$4,488	$13,714	$12,158
ALLN-346 external costs	1,858	378	4,468	747
Employee compensation and benefits	2,907	1,836	8,173	5,023
Other	811	614	2,168	1,179
Total research and development expenses	$10,806	$7,316	$28,523	$19,107

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $78.7 million of external research and development costs for reloxaliase and $6.9 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$10,806	$7,316	$3,490
General and administrative	2,532	2,389	143
Total operating expenses	13,338	9,705	3,633
Loss from operations	(13,338)	(9,705)	(3,633)
Other income (expense):
Interest income, net	53	180	(127)
Other expense, net	(3)	15	(18)
Other income (expense), net	50	195	(145)
Net loss	$(13,288)	$(9,510)	$(3,778)

Research and Development Expense

Research and development expense increased by $3.5 million from $7.3 million for the three months ended September 30, 2018 to $10.8 million for the three months ended September 30, 2019. The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change
Clinical development external costs	$4,149	$2,954	$1,195
Manufacturing external costs	2,416	1,906	510
Employee compensation and benefits	2,907	1,836	1,071
Other	1,334	620	714
Total research and development expenses	$10,806	$7,316	$3,490

The $3.5 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $1.2 million from $3.0 million for the three months ended September 30, 2018 to $4.1 million for the three months ended September 30, 2019:
o

We incurred $2.0 million of URIROX-2 Study expenses for the three months ended September 30, 2019.  We initiated this study in the fourth quarter of 2018. During the three months ended September 30, 2018, we incurred $0.4 million of costs for initial preparation and start-up costs for this study;

o

Partially offsetting the increase attributable to the URIROX-2 Study was a decrease of $0.4 million in costs related to the URIROX-1 Study.  We incurred $1.6 million and $2.0 million of costs for the URIROX-1 Study during the three months ended September 20, 2019 and 2018, respectively; and

o	We incurred $0.3 million and $0.4 million of costs for our 206 Study during the three months ended September 30, 2019 and 2018, respectively.

•	Our manufacturing external costs increased by $0.5 million from $1.9 million for the three months ended September 30, 2018 to $2.4 million for the three months ended September 30, 2019:
o	We incurred formulation and development related costs for ALLN-346 of $1.3 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively; and
o

Partially offsetting the increase attributable to ALLN-346 formulation and development costs was a decrease of $0.6 million of costs related to clinical batch production for our Phase 3 clinical program.  We incurred $0.7 million of costs in the three months ended September 30, 2019 for the production of clinical batches to support our URIROX-2 Study.   We incurred a total $1.3 million of costs for the three months ended September 30, 2018 for our Phase 3 clinical program, consisting of $0.4 million of costs for the production of engineering batches and $0.9 million of drug product costs.

•

Our employee compensation and benefits costs increased by $1.0 million for the three months ended September 30, 2019, primarily due to an increase in headcount from 32 employees at September 30, 2018 to 45 employees at September 30, 2019, which resulted in an increase in salaries, wages and benefit costs.

General and Administrative Expenses

General and administrative expense increased by $0.1 million from $2.4 million for three months ended September 30, 2018 to $2.5 million for the three months ended September 30, 2019. The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change
Employee compensation and benefits	$1,229	$1,128	$101
Consulting and professional services	781	796	(15)
Market research and commercialization planning	110	109	1
Other	412	356	56
Total general and administrative expenses	$2,532	$2,389	$143

The increase in general and administrative expense was primarily attributable to an increase of $0.1 million in employee compensation and benefits costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. We had net interest income of $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$28,523	$19,107	$9,416
General and administrative	7,709	6,706	1,003
Total operating expenses	36,232	25,813	10,419
Loss from operations	(36,232)	(25,813)	(10,419)
Other income (expense):
Interest income (expense), net	282	398	(116)
Other income (expense), net	(30)	(5)	(25)
Loss on extinguishment of debt	—	(617)	617
Other income (expense), net	252	(224)	476
Net loss	$(35,980)	$(26,037)	$(9,943)

Research and Development Expenses

Research and development expense increased by $9.4 million from $19.1 million for the nine months ended September 30, 2018 to $28.5 million for the nine months ended September 30, 2019. The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
Clinical development external costs	$11,026	$7,639	$3,387
Manufacturing external costs	6,658	4,278	2,380
Employee compensation and benefits	8,173	5,023	3,150
Other	2,666	2,167	499
Total research and development expenses	$28,523	$19,107	$9,416

The $9.4 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $3.4 million from $7.6 million for the nine months ended September 30, 2018 to $11.0 million for the nine months ended September 30, 2019:
o

We initiated our URIROX-2 Study during the fourth quarter of 2018.  Expenses for this study were $5.2 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, we incurred $0.7 million of costs for initial preparation and start-up costs for this study;

o

Partially offsetting the increase in URIROX-2 costs was a decrease of URIROX-1 costs of $1.1 million from $5.2 million for the nine months ended September 30, 2018 to $4.1 million for the nine months ended September 30, 2019. This study was initiated during the first quarter of 2018 and patients were fully enrolled as of September 30, 2019; and

o	We incurred $1.0 million of costs for our 206 Study during each of the nine months ended September 30, 2019 and 2018. This study was also initiated during the first quarter of 2018.
•	Our manufacturing external costs increased by $2.4 million from $4.3 million for the nine months ended September 30, 2018 to $6.7 million for the nine months ended September 30, 2019.
o	We incurred formulation and development related costs for ALLN-346 of $3.6 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively;
o

We incurred $0.8 million and $3.0 million of costs at our CMO for the production of clinical and engineering batches of reloxaliase for our Phase 3 clinical program during the nine months ended September 30, 2019 and 2018, respectively; and

o	We incurred formulation and development costs for reloxaliase of $1.6 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.
•

Our employee compensation and benefits costs increased by $3.2 million for the nine months ended September 30, 2019, primarily due to an increase in headcount from 32 employees at September 30, 2018 to 45 employees at September 30, 2019 as we grew our clinical and technical operations teams to support our Phase 3 program for reloxaliase, which resulted in an increase in salaries, wages and benefit costs.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $1.0 million from $6.7 million for the nine months ended September 30, 2018 to $7.7 million for the nine months ended September 30, 2019. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
Employee compensation and benefits	$3,514	$3,196	$318
Consulting and professional services	2,440	1,972	468
Market research and commercialization planning	527	490	37
Other	1,228	1,048	180
Total general and administrative expenses	$7,709	$6,706	$1,003

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.3 million for the nine months ended September 30, 2019, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation;

•

Our consulting and professional services costs increased by $0.5 million for the nine months ended September 30, 2019. The increase was related to increased legal costs and investor and public relations costs; and

•

Our market research and commercialization planning costs were $0.5 million for each of the nine months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019, we incurred costs of $0.4 million for a study with an independent third party to perform a market assessment for enteric hyperoxaluria.  During the nine months ended September 30, 2018 we incurred costs of $0.2 million as we engaged this independent third party to conduct a study to assess the market opportunity for reloxaliase in Europe and Asia.  We also incurred costs of $0.1 million as we engaged another independent third party to conduct market research for reloxaliase.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest income of $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result, we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized portion of the debt discount and final payment fee associated with the loan.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2019 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017 and net proceeds of $9.6 million from our registered direct offering which was completed in June 2019. Our total cash and cash equivalents was $39.4 million at September 30, 2019.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operations	$(31,707)	$(23,129)
Net cash used in investing activities	(122)	(156)
Net cash provided by (used in) financing activities	9,605	(650)
Net decrease in cash and cash equivalents	$(22,224)	$(23,935)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for changes in components of working capital.

Net cash used in operating activities was $31.7 million for the nine months ended September 30, 2019 compared to $23.1 million for the nine months ended September 30, 2018. The increase in cash used in operating activities of $8.6 million was attributable to:

•	an increase in net loss of $9.9 million; and
•

an increase of $1.3 million in changes in the components of working capital, including increases in accounts payable and other assets, partially offset by a decrease in accrued expenses and prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used in investing activities related to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2019 compared to net cash used in financing activities of $0.7 million for the nine months ended September 30, 2018. The net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of $9.6 million of net proceeds from the issuance and sale of 2,632,092 shares of our common stock completed on June 28, 2019 through a registered direct offering.  The net cash used in financing activities for the nine months ended September 30, 2018 included $10.5 million to pay off our credit facility with Silicon Valley Bank and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with Pacific Western Bank, or PWB, and $0.1 million received from the exercise of stock options.

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

As of September 30, 2019, we had cash and cash equivalents totaling $39.4 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.    We will require additional capital to sustain our operations, including our reloxaliase development program. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Going Concern

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, all of our cash equivalents were comprised of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

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

Risks Related to Our Financial Position and Need for Additional Capital

* We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of September 30, 2019, we had cash and cash equivalents totaling $39.4 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We will require additional capital to sustain our operations, including our reloxaliase development program. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $ 13.3 million and $9.5 million for the three months ended September 30, 2019 and 2018, respectively and $36.0 million and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $ 153.6 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our registered direct offering in June 2019 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of September 30, 2019, we had working capital of $31.1 million and capital resources consisting of cash and cash equivalents of $39.4 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of reloxaliase and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of September 30, 2019, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning in January 2020, we will be required to make payments of principal and interest on these borrowings in monthly installments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. . For example, in November 2019 we announced topline data from our URIROX-1 clinical trial, our first Phase 3 pivotal trial of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase.  Additionally, interim results of a clinical trial do not necessarily predict final results. In June and November 2019, respectively, we announced interim data from our ongoing Study 206 of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, in particular well-controlled clinical trials.  Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or interim results from Study 206, do not ensure that we will achieve similar results in our ongoing pivotal Phase 3 clinical trials in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations, including patients being treated in our ongoing Study 206. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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

In addition, due to this variability in 24 hour urinary oxalate excretion, we may observe reductions in 24 hour urinary oxalate excretion in the placebo arms of our placebo-controlled trials.  For example, although our URIROX-1 clinical trial met its primary endpoint with a -14.3% least square mean treatment difference relative to placebo, we did observe a higher reduction in urinary oxalate in the placebo group than we observed in our Phase 2 study, Study 713.  As noted above, factors like diet and metabolic activity can play a role in urinary oxalate excretion, and these factors and others could partially explain the level of reduction observed in the URIROX-1 trial, which trial involved eight 24-hour urine collections over the course of the 28 days of the trial.  Based on our review of the scientific literature, we expect that dietary restrictions and lifestyle changes would be difficult to maintain over real-world periods of time longer than a four-week study such as the URIROX-1, and that it is unlikely that the level of urinary oxalate reduction observed in the placebo arm of the URIROX-1 trial would ultimately have a clinically meaningful benefit to patients.  However, if such observations are observed in URIROX-2 or future clinical trials that we conduct, it may have an adverse impact on the clinical benefit our trials demonstrate relative to placebo, which in turn could have an adverse impact on our ability to obtain regulatory approval for reloxaliase, on an accelerated approval basis or otherwise.

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

* Although we have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway, the clinical data we generate from our Phase 3 clinical program and/or the data we derive from third party datasets may not be sufficient to meet the FDA requirements for filing and obtaining  marketing authorization via the accelerated approval regulatory pathway.  If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

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

The FDA has advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and the predictive model from this UOx reduction effect that further supports a relationship between UOx levels and stone formation rates, which model can be informed by data generated in the URIROX-2 trial or other data sources.  This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance also stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations (at n=240 and n=400), will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success in the long-term follow-up phase of the trial as reviewed by the FDA.  However, the data generated in our clinical trials may not be sufficient to provide additional support for the relationship between UOx levels and stone formation rates or to demonstrate the conditional probability of achieving ultimate statistical success.  Based on the interim data we generate in the URIROX-2 trial, we may be required to increase the number of patients treated and/or extend the follow-up period before we are able to submit a BLA for reloxaliase seeking accelerated approval, if ever.  If we are required to increase the number of patients treated and/or extend the follow-up period in our clinical trials, it could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

As of November 1, 2019, we had 55 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $3.33 per share and as high as $17.56 per share through November 1, 2019. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

As of November 1, 2019, our executive officers, directors and principal stockholders collectively controlled approximately 79.3% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 1, 2019, we had 23,465,665 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,173,344 shares subject to outstanding options under our stock option plans as of September 30, 2019, the 1,910,819 shares reserved for future issuance under our stock option plans, the 391,733 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2019, we did not repurchase any shares of our common stock.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*	Loan and Security Agreement by and between Allena Pharmaceuticals, Inc. and Pacific Western Bank, dated June 29, 2018, as amended August 1, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

ALLENA PHARMACEUTICALS, INC.

November 13, 2019	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

November 13, 2019	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)