Form 10-K
period 2019-12-31
Allena Pharmaceuticals, Inc.
filed 2020-03-16
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $93,291,474.

As of March 6, 2020 there were 24,742,146 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Allena Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “may,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
•	the design and conduct of our planned Phase 3 clinical program of reloxaliase (formerly ALLN-177) in enteric hyperoxaluria;
•

our ability to utilize the accelerated approval regulatory pathway for reloxaliase, including the timing of any Biologic License Application, or BLA, submission utilizing the accelerated approval regulatory pathway;

•

the number, designs, results and timing of our clinical trials, including our pivotal Phase 3 program or reloxaliase, and preclinical studies and the timing of the availability of data from these trials and studies;

•

our ability to enroll a sufficient number of patients  (including as a result of any delays arising from the recent global outbreak of the coronavirus, or the COVID-19 coronavirus, which originated in Wuhan, China) and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

•	the therapeutic benefits, effectiveness and safety of reloxaliase, ALLN-346 and our future product candidates;
•	our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
•

our expected regulatory approval pathway, and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;

•	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by reloxaliase and ALLN-346;
•	the market acceptance of reloxaliase, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize reloxaliase with a targeted sales force;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•

the impact of natural disasters, global pandemics (including the recent outbreak of a novel strain of the COVID-19 coronavirus), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities;

•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;

•	potential collaborators to license and commercialize reloxaliase, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel; and
•	our ability to generate revenue and become profitable;

This list is not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

We have included important factors in the cautionary statements included in this Annual Report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Annual Report and the documents that we reference herein and have filed as exhibits hereto as a part completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

Unless the context otherwise requires, we use the terms “Allena,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report to refer to Allena Pharmaceuticals, Inc. and its wholly owned subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the gastrointestinal tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden including on the kidney over time.  Our lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. In November 2019, we announced statistically significant topline results on the primary endpoint from URIROX-1, the first of two planned Phase 3 clinical trials of reloxaliase in patients with enteric hyperoxaluria.  There are currently no approved therapies for the treatment of hyperoxaluria.  Our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme for patients with hyperuricemia and gout in the setting of advanced CKD, received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation.

Reloxaliase, a crystalline formulation of the enzyme oxalate decarboxylase, has been designed to specifically degrade oxalate within the GI tract, limiting systemic absorption of oxalate into the bloodstream. Oxalate is endogenously produced as an end product of normal cellular metabolism and is also absorbed through the GI tract from a typical diet. Humans lack the innate capacity to digest oxalate and primarily depend on renal excretion to eliminate it from the body. Although oxalate has no identified biological function, it is known to damage the kidney when present in excess amounts, a condition called hyperoxaluria. Hyperoxaluria is characterized by significantly elevated oxalate levels in the urine, or UOx excretion, due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria is further characterized either as enteric, resulting from a chronic and irremediable underlying GI disorder associated with malabsorption, such as bariatric surgery complications or Crohn’s disease, which predisposes patients to excess oxalate absorption, or idiopathic, meaning the underlying cause is unknown. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria and our target indication of initial focus for the development of reloxaliase.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials and the first of two planned Phase 3 clinical trials, which demonstrated consistent reductions of UOx excretion in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in clinical trials to date. Based on these data, the high unmet medical need, reloxaliase’s specific mechanism of action and its significant market opportunity, we are initially developing reloxaliase for adult patients with enteric hyperoxaluria.

In March 2018, we initiated URIROX-1 (formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  Additionally, in a pre-specified secondary endpoint, the stratified analysis of the primary endpoint in bariatric surgery patients (68% of the total study population), patients treated with reloxaliase achieved a mean reduction of 21.2% in average 24-hour UOx excretion, compared to 6.0% for patients treated with placebo (LS mean difference of -16.2%, p=0.01). Reloxaliase was well tolerated in the URIROX-1 trial. 114 of 115 patients completed the study, and there were no adverse events leading to treatment discontinuation in the reloxaliase group.  Additionally, data from URIROX-1 highlight the increased kidney stone, or KS, risk associated with high UOx: patients with a higher UOx at baseline had reported a substantially greater mean number of KS within five years prior to enrollment, and the mean baseline UOx among patients who reported passage of a KS during the URIROX-1 trial was substantially higher than the baseline UOx among patients who did not.

In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  URIROX-2 is a multicenter, global, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of reloxaliase in patients with enteric hyperoxaluria, over a minimum treatment period of two years. The trial is designed to enroll 200 patients with 24-hour UOx excretion greater than or equal to 50 mg and a history of kidney stones, and will include patients with both normal kidney function and reduced kidney function up to Stage 3 chronic kidney disease. The primary efficacy endpoint of URIROX-2 is the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the same primary endpoint as URIROX-1. Secondary endpoints in URIROX-2 include the percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24 and the proportion of subjects with a ≥ 20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4. The primary long-term efficacy endpoint to confirm clinical benefit is the proportion of subjects with KS disease progression, defined as a composite of either symptomatic KS or finding of new or enlarged KS using imaging, over a minimum treatment period of two years. Secondary long-term efficacy endpoints to confirm clinical benefit include change in eGFR from baseline and resource utilization for the management of kidney stones (eg, emergency room visits, hospitalizations or procedures for the management of kidney stones).  In March 2019, we announced an agreement with the Duke Clinical Research Institute, a leading academic research institute within Duke University School of Medicine, to establish and lead an Academic Coordinating Center in support of the URIROX-2 Phase 3 clinical trial and preparation for the potential launch of reloxaliase.

URIROX-2 incorporates adaptive design elements that could allow for increasing the sample size and/or duration of treatment based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success for UOx reduction in the initial phase of the trial, and kidney stone disease progression in the long-term follow-up phase of the trial. In February 2020, we announced that we reached agreement in principle with the FDA on a streamlined design for URIROX-2. Based on the high rate of kidney stone passage and the UOx results observed in our completed URIROX-1 trial and subsequent engagement with the FDA, we now plan to:

•	Reduce the target enrollment from 400 subjects to 200 subjects to support a potential BLA submission for accelerated approval;
•	Conduct the first sample size reassessment, or SSR, based on total accrued kidney stone events once 130 subjects, rather than 240, have reached six months of treatment; and
•	Include a new sponsor-blinded estimation of the conditional probability of achieving the study’s primary and secondary UOx percent change from baseline endpoints at the time of the first SSR.

These revisions serve to streamline URIROX-2, potentially reducing the target length and cost of the trial. The adaptive design of URIROX-2 retains a second KS-based SSR, now planned once 200 subjects, rather than 400 subjects, have reached six months of treatment. We plan to submit a protocol amendment and associated study documents for the revised trial design in the first quarter of 2020. The interim analysis (first SSR) is projected for the third quarter of 2021.

The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. Specifically, we intend to use data from the URIROX-2 trial to first support a filing for accelerated approval for reloxaliase and thereafter to verify its clinical benefit associated with reduction in kidney stone disease progression, which is the primary long-term endpoint of the study.  The analyses to support a BLA filing, now planned once 200 subjects have reached six months of treatment, will start with estimation of the conditional probability of achieving the primary long-term endpoint of KS disease progression, followed by the remaining analyses to support the filing, which include assessment of the efficacy of reloxaliase based on the one month primary and six month secondary endpoints, evaluation of safety, and confirmation of the relationship between UOx and KS events.  We currently expect to submit a BLA filing with the FDA for reloxaliase using the accelerated approval regulatory pathway based on the URIROX-1 trial results and the data package from URIROX-2, pending positive results. Patients would then continue on therapy in URIROX-2 to confirm clinical benefit during the long-term follow-up phase of the trial. Subject to our ability to secure necessary financing to continue the trial and positive results, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, topline data to support a potential BLA filing are currently expected in the first quarter of 2022.

We also evaluated reloxaliase in a Phase 2 basket trial (Study 206) in adults and adolescents with enteric hyperoxaluria and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria. We announced interim data from Study 206 in June 2019 and topline data in November 2019. In November 2019, we announced that two patients with CKD Stage 3 demonstrated a substantial reduction in 24-hour UOx excretion over Weeks 4 to 12 (reductions of 29% and 42%). These patients also showed a substantial reduction in plasma oxalate, or POx (reductions of 42% and 16%, respectively). Six patients with CKD Stage 5, including five patients on dialysis, demonstrated substantial reductions in POx levels over Weeks 4 to 12 (reductions ranged from 19% to 68%).  Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.

We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present. Primary hyperoxaluria, an ultra-rare genetic disease, is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients, in the United States. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. There are no FDA approved therapies for primary hyperoxaluria, and the most severe patients may be treated with a liver and/or kidney transplant. Patients with enteric hyperoxaluria can have levels of UOx excretion as high as patients with primary hyperoxaluria and a comparable burden on the kidneys.

The first clinical manifestation of hyperoxaluria is often a kidney stone; however, the disorder can be variable in its presentation. Patients with severe hyperoxaluria may have recurrent kidney stones or experience infrequent or no kidney stones, yet still develop CKD and ESRD, which can be fatal. Systemic oxalosis, which typically occurs in patients with primary or severe enteric hyperoxaluria and decreased kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart.

Systemic oxalosis is an ultra-rare, potentially fatal condition that results from the progression of primary or enteric hyperoxaluria. Excess oxalate that cannot be eliminated by the kidneys begins to accumulate in tissues throughout the body, including the blood, bones, joints, eyes, heart and kidneys. The deposition of oxalate crystals can increase the risk of kidney inflammation, fibrosis, and progressive kidney failure. This damage to the kidney further reduces the kidney’s ability to eliminate oxalate, causing a vicious cycle that can accelerate the loss of kidney function. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis—approximately 6 or 7 times per week—with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis.

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

We engineered ALLN-346 to degrade urate in the GI tract and, in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased kidney function and diminished capacity for urinary excretion of uric acid. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. An estimated 375,000 patients in the United States have refractory gout and CKD.  We received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation. Subject to our ability to secure necessary financing, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, we plan to initiate our first clinical trial of ALLN-346 in healthy volunteers in the first half of 2020.

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

Strategy

Our goal is to become the leader in developing and commercializing first-in-class, oral, non-absorbed enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. To achieve this goal, we are executing on the following strategy:

•

Obtain regulatory approval in the United States for our lead product candidate, reloxaliase, for enteric hyperoxaluria in adults using the accelerated approval regulatory pathway. URIROX-1 and our robust Phase 2 clinical development program of reloxaliase in patients with secondary hyperoxaluria consistently demonstrated significant reduction of UOx excretion in patients with enteric hyperoxaluria. Based on these data and the high unmet need, we are focusing our development of reloxaliase for enteric hyperoxaluria. Moreover, we believe the mechanism of action of reloxaliase, which degrades oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria, where excess oxalate absorption is driven by an underlying GI disorder. In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. In February 2020, we announced that we reached agreement in principle with the FDA on a streamlined design for URIROX-2, potentially reducing the target length and cost of the trial. The trial has adaptive design elements to ensure ultimate statistical success of the trial, in both the key endpoint for BLA filing, reduction in 24-hour UOx excretion, as well as the key endpoint to confirm clinical benefit, kidney stone disease progression. The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. Subject to our ability to secure necessary financing to continue the trial and positive results, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment topline, data to support a potential BLA submission are currently expected in the first quarter of 2022.

•

Commercialize reloxaliase. We have worldwide commercialization and development rights to reloxaliase. We intend to independently pursue regulatory approval of reloxaliase in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics.

•

Advance development of reloxaliase for other severe forms of hyperoxaluria. Systemic oxalosis is an ultra-rare potentially life threatening condition that results from the progression of hyperoxaluria. Our preclinical studies in rodent and pig models of severe secondary hyperoxaluria demonstrated that reloxaliase significantly reduced oxalate levels in the urine and plasma. We initiated a Phase 2 basket trial (Study 206) in March 2018 in adults and adolescents with enteric hyperoxaluria and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria, which can lead to systemic oxalosis.  In November 2019, we presented topline data from Study 206 and announced that two patients with CKD Stage 3 demonstrated a substantial reduction in 24-hour UOx excretion over Weeks 4 to 12. These patients also showed a substantial reduction in plasma oxalate. Six patients with CKD Stage 5, including five patients on dialysis, demonstrated substantial reductions in plasma oxalate levels over Weeks 4 to 12. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD. In addition, we may seek participation in the FDA’s expedited review and development programs, including breakthrough therapy designation and fast track designation, where appropriate.

•

Obtain regulatory approval in Europe for our lead product candidate, reloxaliase. The prevalence of severe hyperoxaluria in Europe is comparable to that in the United States. Based on a market research project we commissioned, enteric hyperoxaluria is estimated to affect roughly 300,000 people in the EU5 (France, Germany, Italy, Spain and the United Kingdom). As a result, we plan to pursue regulatory approval for patients with enteric hyperoxaluria in Europe in conjunction with our pursuit of approval in the United States. We received Scientific Advice on the design of our Phase 3 program from the regulatory agencies of three countries in the European Union. In these meetings, we discussed the results of our Phase 2 clinical program in secondary hyperoxaluria, our proposed Phase 3 program in enteric hyperoxaluria, and potential regulatory pathways for approval in Europe. We believe that our Phase 3 program, if successful, could make reloxaliase eligible for a Marketing Authorization Application, or MAA, via the EMEA’s Conditional Approval pathway, which is similar to the FDA’s accelerated approval pathway. We included European sites in URIROX-1 and Study 206, and they are also being included in URIROX-2.

•

Advance development of ALLN-346. ALLN-346 is an orally administered, novel urate degrading enzyme that has been optimized for stability in the intestinal tract. This proprietary enzyme was designed by our scientists to degrade urate in the intestinal tract and in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased kidney function and diminished capacity for urinary excretion of uric acid. In June 2018, we announced completion of a preclinical proof-of-concept study and presented the data at the American College of Rheumatology meeting on October 22, 2018. The poster presentation included data demonstrating urate reduction in a urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition.  After one week of treatment, mice treated with ALLN-346 achieved a robust reduction in urate burden on the kidney, as evidenced by normalization in urine uric acid and a significant reduction in plasma urate. We believe this study supports our selection of ALLN-346 as our lead product candidate for the treatment of hyperuricemia in patients with gout and associated CKD. We also presented the results of a pilot study in a pig model with acute hyperuricemia at the American College of Rheumatology meeting in October 2019. A pig model was chosen as a high vertebrate model that most closely mimics human gastrointestinal and renal systems.  In seven juvenile pigs with severe hyperuricemia induced by intravenous uric acid infusion, enteral administration of ALLN-346 significantly lowered plasma urate levels (AUC) by 38%, along with a significant reduction in urine urate excretion. The results of this study confirm the role of the small intestine in urate elimination, and further supports the potential of ALLN-346 oral therapy to reduce hyperuricemia and the overall urate burden in patients with gout. We received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation. Subject to our ability to secure necessary financing, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, we plan to initiate our first in man trial of ALLN-346 in the first half of 2020.

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
•

Lead product candidate, reloxaliase, with clear mechanism of action and consistent evidence of activity and tolerability across preclinical studies, multiple Phase 1 and 2 trials and the first Phase 3 trial;

•

Second product candidate, ALLN-346, which demonstrated a robust reduction in both plasma and urine uric acid levels in an animal proof-of-concept study, and for which we received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation and plan to initiate our first clinical study in the first half of 2020;

•

Proprietary technological approach that allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that utilize the GI tract to degrade metabolites, such as oxalate and urate, reducing plasma and urine levels, and in turn, reducing their disease burden including on the kidney over time;

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

Hyperoxaluria is a serious metabolic disorder characterized by markedly elevated levels of UOx excretion, due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria often leads to recurrent and frequent kidney stones, placing this patient population at higher risk for CKD and ESRD. Secondary hyperoxaluria is further characterized either as enteric, resulting from a chronic and irremediable underlying GI disorder associated with malabsorption, or idiopathic, meaning the underlying cause is unknown. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have levels of UOx excretion comparable to patients with primary hyperoxaluria.

The diagnosis and subsequent management of hyperoxaluria are typically based on measurements of oxalate levels in samples of urine voided and collected over a full 24 hour period, referred to as 24 hour UOx excretion. Hyperoxaluria is generally defined as levels of UOx excretion greater than 40 mg/24 hour at ages beyond infancy. While there is no firmly established level of UOx excretion that results in kidney stone formation, the scientific literature suggests that sustained UOx excretion above 30-40 mg/24 hour increases the risk of stone formation and that higher baseline UOx excretion is predictive of future stone events. Independent academic studies have shown that an increase in UOx excretion of approximately 10 mg/24 hour can increase the risk of significant adverse kidney complications. We consider severe hyperoxaluria as having levels of oxalate in the urine greater than 50 mg/24 hour. For example, the average UOx excretion level at baseline for the subjects with enteric hyperoxaluria in URIROX-1, our recently completed Phase 3 clinical trial, was approximately 90mg/24 hours.  Analysis of data from our clinical trials and multiple independent studies, including, but not limited to, peer-reviewed academic studies published in Nephron in 1980, The New England Journal of Medicine in 1994 and 2002, Kidney International in 2006 and 2008, the Urology Journal in 2011, the Clinical Journal of the American Society of Nephrology in 2016 and, most recently, the Journal of the American Society of Nephrology Abstract Supplement in 2017, suggest that a therapeutic strategy that reduces UOx excretion per 24 hours by approximately 20% could result in a 25-50% reduction in the incidence of kidney stone recurrence (in the short term) and may increase renal survival (in the long term).

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

Secondary Hyperoxaluria

Secondary hyperoxaluria, or increased urinary oxalate excretion resulting from excess absorption of oxalate from the GI tract, falls into two categories:

•	Enteric, the more severe form of secondary hyperoxaluria, which results from an underlying chronic and irremediable GI disorder; and
•	Idiopathic, which has no known cause. Some patients with idiopathic hyperoxaluria can have severe disease characterized by hyperabsorption of oxalate with manifestations similar to enteric patients.

Enteric hyperoxaluria is most commonly seen as a complication of malabsorptive bariatric surgical procedures, such as Roux-en-Y gastric bypass, and can also be related to inflammatory bowel disease, such as Crohn’s disease, or other conditions associated with GI malabsorption, including cystic fibrosis, pancreatic insufficiency, celiac disease or short bowel syndrome following surgical resection of the bowel. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have markedly high levels of UOx excretion that can result in recurrent kidney stones, progressive calcium oxalate deposits in the kidney, or nephrocalcinosis, systemic oxalosis, CKD and ESRD. We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present.

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

Primary Hyperoxaluria

Primary hyperoxaluria, a type of severe hyperoxaluria, is a rare genetic disorder that can result in kidney stone disease, kidney damage, and kidney failure, which may lead to death. Primary hyperoxaluria has three main types, PH1, PH2, and PH3, with each categorization representing the particular genetic enzyme deficiency that drives the overproduction of oxalate, mainly in the liver, and massive excretion of oxalate in the urine. The most severe and common type of primary hyperoxaluria is PH1. These patients typically develop recurrent kidney stones with progressive nephrocalcinosis and end stage renal disease by 20-30 years of age. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. Primary hyperoxaluria is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients in the United States, and approximately 0.1 in 10,000 people, or approximately 5,000 patients in the Europe. There are no FDA approved therapies for primary hyperoxaluria, and the most severe patients may be treated with a liver and/or kidney transplant. Patients with enteric hyperoxaluria can have levels of UOx excretion as high as patients with primary hyperoxaluria and a comparable renal burden.

Hyperoxaluria-Patient Journey and Progression of Disease

The first clinical manifestation of hyperoxaluria is often a kidney stone; however, the disorder can be variable in its presentation. Patients with severe hyperoxaluria may have recurrent kidney stones or experience infrequent or no kidney stones, yet still develop CKD and ESRD, which can be fatal. The risk for kidney stones increases with progressively elevated levels of UOx excretion. Up to 80% of kidney stones contain oxalate; therefore hyperoxaluria is a primary driver of kidney stones and reducing UOx is a scientifically targeted approach to prevent kidney stone episodes. Patients experiencing a kidney stone typically go to the emergency room for treatment due to the intense physical pain, as the kidney stone may take hours to days to pass or require interventional surgical procedures to remove it if it is too large to pass on its own. Kidney stones affect approximately 1 in 11 people in the United States at some point in their lives and the likelihood of recurrence has been estimated to be as high as 50% within 5 years of the initial event. Based on a project completed in 2016 by Health Advances, a strategic consulting firm for the healthcare industry that we engaged to conduct market research, approximately 5 million patients have been affected by recurrent calcium oxalate kidney stones in the United States.

Given the debilitating and recurrent nature of kidney stones, patients suffering from recurrent kidney stones bear significant social and financial burdens and are therefore highly motivated to prevent further relapse. Patients with enteric hyperoxaluria tend to have more frequent and more complicated kidney stone episodes and other kidney disorders as a result of their underlying GI disorders and predisposition to chronic excess oxalate absorption. For example, an additional project completed by Health Advances for us in 2017, which included analysis of peer-reviewed academic studies in two patient populations with GI malabsorption (Roux-en-Y gastric bypass and short bowel syndrome), suggested that these patients had a significantly higher kidney stone risk and rate of kidney stone recurrence than the general population of patients with kidney stones. They also had a significantly higher rate of intervention to remove kidney stones. This significant burden of disease in patients with enteric hyperoxaluria is consistent with the clinical presentation of patients participating in our Phase 2 clinical program and in URIROX-1. In November 2019, we presented data at the American Society of Nephrology conference which included data from URIROX-1, our first Phase 3 trial.  Data from the 115 subjects in this study confirmed the severe burden of disease of patients with enteric hyperoxaluria.  These patients had an average baseline UOx of approximately 90mg/24hrs and had experienced an average of eleven kidney stone events in the past five years. During the course of the eight week URIROX-1 study, 16.5% of subjects reported kidney stone events.  In addition to the high kidney stone burden, 26% of subjects had moderate CKD (stage 3).  This data was consistent with the burden of disease in patients with enteric hyperoxaluria in our Phase 2 clinical trials.  In October 2018 we presented data at the American Society of Nephrology conference which included composite data, details on kidney stone burden, and case studies from 33 patients with enteric hyperoxaluria who enrolled across our three Phase 2 studies of reloxaliase. Data from these 33 patients showed that a majority of the patients experienced persistently high 24-hour UOx excretion, despite following standard-of-care guidance for diet and hydration.  On average, these subjects experienced six stones prior to enrollment. Among 20 patients for whom kidney stone burden was assessed by a computerized tomography, or CT, scan, 16 had at least one kidney stone detected at enrollment (80%), with an average of three stones present.  Additionally, 20% of patients presenting with a kidney stone had very large stones, which could require urological intervention. In addition to kidney stone burden, nearly 30% of subjects had moderate CKD (stage 3).

Further, people with kidney stones have a two times greater risk of CKD and ESRD and a higher risk of stroke and heart attack than the general population. Managing CKD and ESRD is complex as many metabolic factors, such as phosphorus, potassium and parathyroid hormone, are out of balance, often requiring treatment with multiple therapeutic agents. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis-approximately 6 or 7 times per week-with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis. Systemic oxalosis, which typically occurs in patients with primary or severe enteric hyperoxaluria and decreased kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart. Elevated levels of oxalate in the blood is referred to as hyperoxalemia. For example, a publication in Kidney International in 2018 provided a systematic review on secondary oxalate nephropathy case reports (108 patients total), the majority attributable to enteric hyperoxaluria. In this study, oxalate crystal deposition was universally found in the kidneys, suggesting a causal role for the oxalate crystals.  With a mean follow-up of 12.9 months, renal replacement therapy (dialysis) was required in >50% of patients with most patients remaining dialysis-dependent and an overall mortality rate was 33%.

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

Hyperoxaluria Current Treatment and Unmet Need

There is no approved pharmacologic therapy for the reduction of urinary oxalate excretion in patients with hyperoxaluria. Existing treatment options for hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.  For the limited subset of responsive patients with the most severe form of primary hyperoxaluria (PH1), orthophosphate and Vitamin B6 supplementation can be used. Despite these strategies, many patients continue to experience hyperoxaluria with recurrent kidney stones and continued risk for long-term kidney damage. Consequently, we believe patients afflicted with severe hyperoxaluria could greatly benefit from a therapy that reliably lowers oxalate levels in the body and therefore reduces the burden on the kidney to filter and then excrete the metabolite in the urine.

There are no FDA-approved therapies for enteric hyperoxaluria and no approved pharmacologic therapies specifically directed at reducing oxalate absorption driven by an underlying GI disorder. Current management of enteric hyperoxaluria relies on strategies to reduce dietary oxalate intake, increase calcium intake and drink large volumes of fluid. Increased oral fluid intake results in increased urine volume, with the goal of decreasing the saturation of oxalate in the urine and therefore reducing the risk of kidney stone formation and/or more severe kidney diseases. However, because patients with enteric hyperoxaluria have an underlying GI condition predisposing them to chronically hyperabsorb oxalate, this population often finds it particularly difficult to consistently ingest the quantities of fluid required to maintain adequate urine volume. In addition, recommendations for a low oxalate diet are somewhat in conflict with general recommendations for a healthy diet of largely plant-based foods. Many plants are high in oxalate, making it difficult to adhere to a low oxalate diet, given the relatively large number of healthy foods with moderate or high oxalate content. The limited medicinal options to treat calcium oxalate kidney stones, including thiazide diuretics for hypercalciuria and potassium citrate for hypocitraturia, have suboptimal efficacy in patients with hyperoxaluria, as they are not targeted to oxalate, and can be difficult to tolerate in patients with GI diseases.

We believe that reloxaliase can address unmet medical needs for patients with severe hyperoxaluria, who experience recurrent kidney stones, CKD, ESRD and other serious kidney diseases. Reloxaliase, if approved, would be the first therapeutic option that directly degrades oxalate in the GI tract using a mechanism of action specifically targeted to reducing excess absorption of oxalate.

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

We are initially developing reloxaliase for adult patients with enteric hyperoxaluria. We have evaluated reloxaliase in 115 subjects with secondary hyperoxaluria in our first pivotal Phase 3 clinical trial, four Phase 2 clinical trials, of whom 33 subjects had enteric hyperoxaluria, and a Phase 1 clinical trial with 33 healthy volunteers with diet-induced hyperoxaluria. In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. Based on the URIROX-1 clinical results and subsequent engagement with the FDA, we recently announced that we have reached agreement in principle with the FDA on a streamlined design for URIROX-2. These revisions potentially reduce the target length and cost of the trial. We plan to submit a protocol amendment and associated study documents for the revised trial design in the first quarter of 2020. The interim analysis is projected for the third quarter of 2021.

The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. Specifically, we intend to use data from the URIROX-2 trial to first support a filing for accelerated approval for reloxaliase and thereafter to verify its clinical benefit associated with reduction in kidney stone disease progression, which is the primary long-term endpoint of the study.  The analyses to support a BLA filing, now planned once 200 subjects have reached six months of treatment, will start with estimation of the conditional probability of achieving the primary long-term endpoint of KS disease progression, followed by the remaining analyses to support the filing, which include assessment of the efficacy of reloxaliase based on the one month primary and six month secondary endpoints, evaluation of safety, and confirmation of the relationship between UOx and KS events.  We currently expect to submit a BLA filing with the FDA for reloxaliase using the accelerated approval regulatory pathway based on the URIROX-1 trial results and the data package from URIROX-2, pending positive results. Patients would then continue on therapy in URIROX-2 to confirm clinical benefit during the long-term follow-up phase of the trial. Subject to our ability to secure necessary financing to conduct the trial and positive results and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, topline data to support a potential BLA filing are currently expected in the first quarter of 2022.

We initiated a Phase 2 clinical trial (Study 206) in March 2018 in adults and adolescents with enteric hyperoxaluria and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria, which can lead to systemic oxalosis, a potentially fatal disorder associated deposition of oxalate in tissues. We announced interim data from Study 206 in June 2019 and topline data in November 2019. Study 206 demonstrated that treatment with reloxaliase led to substantial reductions in measures of oxalate burden for patients with enteric hyperoxaluria and advanced CKD. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD. In addition, we may seek participation in the FDA’s expedited review and development programs, including breakthrough therapy designation and fast track designation, where appropriate.

Clinical Development Program

Overview

Since 2012, we have conducted a robust clinical development program of reloxaliase in healthy volunteers and patients with secondary hyperoxaluria. As a result, we have developed key insights into hyperoxaluria, clinical trials in patients with hyperoxaluria and the activity and tolerability of reloxaliase in this patient population.

In March 2018, we initiated URIROX-1TM (formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned BLA for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial. URIROX-1 met its primary endpoint, demonstrating a statistically significant change from baseline in 24-hour UOx excretion compared to placebo (p=0.004). In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. The primary efficacy endpoint for URIROX-2 is the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the same primary efficacy endpoint as URIROX-1. Based on the URIROX-1 clinical results and subsequent engagement with the FDA, we recently announced that we have reached agreement in principle with the FDA on a revised streamlined design for URIROX-2, potentially reducing the target length and cost of the trial. We plan to submit a protocol amendment and associated study documents for the revised trial design in the first quarter of 2020. The interim analysis is projected for the third quarter of 2021.

We initiated a Phase 2 basket trial (Study 206) in March 2018 in adults and adolescents with enteric hyperoxaluria and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria. We announced interim data from Study 206 in June 2019 and topline data in November 2019. Based on the results from Study 206, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD. In addition, we may seek participation in the FDA’s expedited review and development programs, including breakthrough therapy Designation and fast track designation, where appropriate.

In the aggregate, our clinical development program to date has demonstrated that:

•	reloxaliase can substantially reduce UOx excretion in patients with enteric hyperoxaluria;
•	reloxaliase has been well-tolerated, with no drug-related serious or severe adverse events; and
•	the effect of reloxaliase was specific to oxalate, with minimal to no changes in non-oxalate urine parameters.

The table below summarizes our preclinical and clinical trial experience with reloxaliase to date.

Summary of Pivotal Phase 3 URIROX Program, URIROX-1 Results, and Regulatory Pathway

Our pivotal Phase 3 program for reloxaliase consists of two global, randomized, double-blind, placebo-controlled clinical trials evaluating efficacy and safety of reloxaliase in adult patients with enteric hyperoxaluria and UOx ≥ 50 mg/24 hours, called URIROX-1 (formerly Study 301) and URIROX-2 (formerly Study 302). URIROX-1 was conducted in the United States, Canada and Europe, and we expect that URIROX-2 will be conducted in the same geographies and potentially others.

We initiated URIROX-1 in March 2018, the first of our two Phase 3 clinical trials in support of our planned BLA for reloxaliase in patients with enteric hyperoxaluria. URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. A total of 115 subjects were enrolled for randomization equally into two arms for a four-week treatment period. Subjects self-administered either 284 mg (equivalent to 7,500 units) of reloxaliase or placebo with each meal or snack, up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria. URIROX-1 has the same primary and key secondary efficacy endpoints as URIROX-2. The primary endpoint for the study was the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo. Secondary endpoints in URIROX-2 include the percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24 and the proportion of subjects with a ≥ 20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4.

In November 2019, we announced topline data from the URIROX-1 trial. URIROX-1 achieved its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004). Additionally, in a pre-specified secondary endpoint, the stratified analysis of the primary endpoint in bariatric surgery patients (68% of the total study population), patients treated with reloxaliase achieved a mean reduction of 21.2% in average 24-hour UOx excretion, compared to 6.0% for patients treated with placebo (LS mean difference of -16.2%, p=0.01).

The lead secondary endpoint evaluated the proportion of patients on reloxaliase with a ≥20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4. Across the full study population, the proportion of patients treated with reloxaliase who achieved a ≥20% reduction from baseline in 24-hour UOx excretion was 48.3%, compared to 31.6% for patients on placebo (p=0.06). In another pre-specified secondary endpoint, the stratified analysis of the key secondary endpoint in bariatric surgery patients, the proportion of patients on reloxaliase with a ≥20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4 was 50.0%, compared to 28.9% for patients on placebo (p=0.036). Consistent with prior clinical experience, reloxaliase was well tolerated in the URIROX-1 trial. 114 of 115 patients completed the study, and there were no adverse events leading to treatment discontinuation in the reloxaliase group.

Additionally, data from URIROX-1 highlight the increased KS risk associated with high UOx: patients with a higher UOx at baseline had reported a substantially greater mean number of KS within five years prior to enrollment, and the mean baseline UOx among patients who reported passage of a KS during the URIROX-1 trial was substantially higher than the baseline UOx among patients who did not.

We initiated URIROX-2 in the fourth quarter of 2018. URIROX-2 is a multicenter, global, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of reloxaliase in patients with enteric hyperoxaluria, over a minimum treatment period of two years. The trial was initially designed to enroll 400 patients with 24-hour UOx excretion greater than or equal to 50 mg and a history of kidney stones, and will include patients with normal kidney function as well as chronic kidney disease up to stage 3 CKD (defined as an estimated glomerular filtration rate (eGFR) greater than or equal to 30 ml/min/1.73m2). Patients will be randomized 1:1 to reloxaliase vs. placebo and will take 284 mg (equivalent to 7,500 units) of reloxaliase or placebo with each meal or snack up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria. URIROX-2 incorporates adaptive design elements that could allow for increasing the sample size and/or duration of treatment based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success for UOx reduction in the initial phase of the trial, and kidney stone disease progression in the long-term follow-up phase of the trial.

Based on the higher-than-projected KS event rate and the UOx results observed in the completed URIROX-1 trial, and subsequent engagement with the FDA, in February 2020, we announced that we plan to:

•	Reduce the target enrollment from 400 subjects to 200 subjects to support a potential BLA submission for accelerated approval;
•	Conduct the first SSR based on total accrued KS events once 130 subjects, rather than 240, have reached six months of treatment; and
•	Include a new sponsor-blinded estimation of the conditional probability of achieving the study’s primary and secondary UOx percent change from baseline endpoints at the time of the first SSR.

These revisions to streamline URIROX-2, potentially reduce the target length and cost of the trial. The adaptive design of URIROX-2 retains a second KS-based SSR, now planned once 200 subjects, rather than 400 subjects, have reached six months of treatment.   We plan to submit a protocol amendment and associated study documents for the revised trial design in the first quarter of 2020. The interim analysis (first SSR) is projected for the third quarter of 2021.

The primary efficacy endpoint for URIROX-2 is the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing mean reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the same primary endpoint as URIROX-1. Secondary endpoints in URIROX-2 include the percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24 and the proportion of subjects with a ≥20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4. The primary long-term efficacy endpoint to confirm clinical benefit is the proportion of subjects with kidney stone disease progression, defined as a composite of either symptomatic kidney stone(s) or finding of new or enlarged kidney stone(s) using imaging, over a minimum treatment period of two years. Secondary long-term efficacy endpoints to confirm clinical benefit include change in eGFR from baseline and resource utilization for the management of kidney stones (eg, emergency room visits, hospitalizations or procedures for the management of kidney stones).  In March 2019, we announced an agreement with the Duke Clinical Research Institute, a leading academic research institute within Duke University School of Medicine, to establish and lead an Academic Coordinating Center in support of the URIROX-2 Phase 3 clinical trial and preparation for the potential launch of reloxaliase.

The FDA has advised us that they agree with our overall strategy to obtain accelerated approval for reloxaliase.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval of reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval. Specifically, we intend to use data from the URIROX-2 trial to first support a filing for accelerated approval for reloxaliase and thereafter to verify its clinical benefit associated with reduction in KS disease progression, which is the primary long-term endpoint of the study.  We plan to submit a BLA with the FDA for reloxaliase using the accelerated approval regulatory pathway based on the URIROX-1 trial results and the data package from URIROX-2, pending positive results. Patients would then continue on therapy in URIROX-2 to confirm clinical benefit during the long-term follow-up phase of the trial. Subject to our ability to secure necessary financing to conduct the trial and positive results, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, topline data to support a potential BLA submission are currently expected in the first quarter of 2022.

The FDA has advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and substantiation of the relationship between UOx levels and risk of kidney stones, which can be informed by data generated in the URIROX-2 trial as well as other data sources. This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit. This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit. In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations, will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate success in the long-term follow-up phase of the trial as reviewed by the FDA. Based on the outcome of our planned sample size re-estimations, we may be required to increase the number of patients treated and/or extend the follow-up period; however, unless the sample size was revised for UOx at the first SSR, these changes would not impact our anticipated timeline for submission of a BLA for reloxaliase using the accelerated approval pathway.

For a discussion about the risks related to our pivotal Phase 3 clinical program, please see “Risk Factors—Risks Related to Drug Development, Regulatory Approval and Commercialization,” including, but not limited to, the specific risk factor titled “Although we have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway, the clinical data we generate from our Phase 3 clinical program and/or the data we derive from third party datasets may not be sufficient to satisfy the FDA that we are eligible to use the accelerated approval regulatory pathway…”

In addition, we have conducted Scientific Advice meetings with regulatory authorities in three countries within the European Union, and discussed the results of our Phase 2 clinical program, our pivotal Phase 3 program as described above and potential pathways for regulatory approval of reloxaliase in Europe. Subject to future anticipated interactions with the European Medicines Agency, or EMA, we believe that our Phase 3 program, if successful, could support the filing of a future MAA application for reloxaliase in patients with enteric hyperoxaluria in the European Union via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway.

Finally, the Kidney Health Initiative, or the KHI, a public-private partnership established in 2012 by the American Society of Nephrology in collaboration with stakeholders in the renal community, including the FDA, launched a project on oxalate disorders with the Oxalosis and Hyperoxaluria Foundation. The Oxalosis and Hyperoxaluria Foundation is an organization dedicated to the awareness, understanding and treatment of hyperoxaluria and oxalosis for healthcare professionals, patients and their families.  The project, called “Identification of Appropriate Endpoints for Clinical Trials in Hyperoxaluria” and led by John C. Lieske, M.D., FASN, of the Mayo Clinic, will develop consensus recommendations regarding appropriate endpoints for clinical trials in enteric hyperoxaluria.

Summary of Phase 2 Clinical Program for Reloxaliase in Primary and Severe Enteric Hyperoxaluria

Our preclinical pharmacology studies in animal models of primary hyperoxaluria have demonstrated that reloxaliase significantly reduced oxalate levels in urine and plasma samples. We initiated a Phase 2 basket trial (Study 206) in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, which can lead to systemic oxalosis.  Systemic oxalosis refers to the presence of excess oxalate throughout the body, including the bones, joints, eyes and heart, which occurs when the kidney fails to excrete oxalate from the body, leading to elevated oxalate levels in the blood and deposition in the tissues.

Study 206 utilized an open-label basket trial design with a 12-week treatment period and enrolled adults and adolescents (greater than or equal to 12 years of age) with primary hyperoxaluria, or enteric hyperoxaluria with CKD and hyperoxalemia. Specific key entry criteria in patients with enteric hyperoxaluria included: eGFR <45 mL/min/1.73m2 and included patients on dialysis, plasma oxalate levels >5 µmol/L, and baseline UOx >40 mg/24 hour in patients with eGFR >15 mL/min/1.73m2.  The endpoints for this study included change from baseline in plasma oxalate and 24-hour UOx excretion.

In June 2019, we announced interim data on the first seven patients from the study. This included the first four enteric hyperoxaluria patients who demonstrated plasma oxalate reductions of 28% and 16%, compared to baseline, in the two patients not on dialysis, and 49% and 45% in the two patients on dialysis.  In addition, for the two patients not on dialysis, 24 hour UOx excretion was reduced by 29% and 42%.  The summary data showed a range of plasma oxalate reduction from 16% to 49%, compared to baseline. Three patients with primary hyperoxaluria type 2 and primary hyperoxaluria type 3 with preserved renal function were also treated in the study. These are the first patients with any form of primary hyperoxaluria treated with reloxaliase. One patient had a > 20% mean reduction in UOx excretion while the other two patients did not show a response to reloxaliase. Based on the treatment effect observed in these four enteric hyperoxaluria patients, coupled with the unmet need and high risk of morbidity and mortality in enteric hyperoxaluria patients with advanced CKD, we focused further enrollment in Study 206 on patients with enteric hyperoxaluria and CKD, kidney transplantation or dialysis dependence.

In November 2019, we announced topline data from Study 206. Two patients with CKD Stage demonstrated a substantial reduction in 24-hour UOx excretion over Weeks 4 to 12 (reductions of 29% and 42%). These patients also showed a substantial reduction POx (reductions of 42% and 16%, respectively). Six patients with CKD Stage 5, including five patients on dialysis, demonstrated substantial reductions in POx levels over Weeks 4 to 12 (reductions ranged from 19% to 68%). Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.  In addition, we may seek participation in the FDA’s expedited review and development programs, including breakthrough therapy designation and fast track designation, where appropriate.

Summary of Completed Phase 2 Clinical Trials in Secondary Hyperoxaluria

Study 713-Phase 2 Clinical Trial in Patients with Secondary Hyperoxaluria

We completed a multi-center, randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of reloxaliase in patients with secondary hyperoxaluria. The enrollment criteria consisted of patients with either idiopathic or enteric hyperoxaluria with at least 50 mg/24 hour in UOx excretion at screening, most of whom had a history of kidney stones. We designed the trial to measure the ability of reloxaliase to reduce UOx levels in this patient population, with additional planned analysis in subgroups of secondary hyperoxaluria. The primary endpoint was reduction in UOx excretion from baseline to Week 4. We specified key secondary endpoints including a measure of time-weighted average, or TWA, 24 hour UOx excretion over the four weeks of the trial and percent change in UOx excretion from baseline to Week 4. TWA 24 hour UOx excretion is the average of all 24 hour UOx excretion values obtained while on study drug (reloxaliase or placebo), with each value weighted for the number of days since the last urine collection. We believe this measurement better captures the durability of metabolic control. We also performed various post-hoc analyses on the data.

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

This trial was at the time, the largest randomized controlled trial ever conducted in secondary hyperoxaluria and key elements served as the blueprint for our pivotal Phase 3 program. Although the trial did not achieve the primary efficacy endpoint, we observed substantial reductions in UOx excretion in several key pre-specified secondary endpoints, particularly in patients with enteric hyperoxaluria. Moreover, due to observed variability in UOx excretion, we believe that an analytical approach based upon multiple measures of UOx most appropriately indicates the therapeutic effect of reloxaliase in patients with enteric hyperoxaluria. As a result, we chose as the primary endpoint of URIROX-1 the percent change from baseline in 24 hour UOx excretion averaged during Weeks 1-4 of the four-week treatment period. In addition, we observed reloxaliase to be well tolerated and highly specific to oxalate.

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

The initial pharmacology studies were completed in rodent models of primary hyperoxaluria (e.g. genetic model) and enteric hyperoxaluria (e.g. genetic and surgical models). In the primary hyperoxaluria mouse model, oxalate decarboxylase, the active enzyme in reloxaliase, was shown to be capable of acting on endogenously produced oxalate and to reduce UOx levels in a dose-dependent manner, preventing nephrocalcinosis, maintaining creatinine clearance (an important measure of kidney function) and increasing survival. In the RYGB rat model, oxalate decarboxylase reduced urine oxalate in a dose dependent manner and normalized UOx excretion.

Based on the results from testing oxalate decarboxylase in the rodent models, we and our scientific collaborators developed a pig model of hyperoxaluria to further assess the therapeutic and tolerability effects of different doses and formulations of reloxaliase, all in an effort to inform and de-risk our clinical development program in patients with hyperoxaluria. These studies were conducted in pig models of hyperoxaluria since, at the functional level, humans and pigs share many similarities with regard to kidneys, the urinary tract and the GI tract. The pig studies demonstrated that reloxaliase, administered orally with meals, reduced UOx excretion by degrading oxalate in the GI tract. Treatment was well tolerated, and resulted in mean reduction in UOx of between 12-30% relative to the control group. We observed the reduction in UOx excretion to be correlated with the severity of hyperoxaluria and treatment dose. More specifically, in a pig model where severe hyperoxaluria and hyperoxalemia were induced with an infusion of potassium oxalate salt, reloxaliase reduced hyperoxalemia and prevented further impairment of kidney function. Finally, in a pig model where chronic dietary hyperoxaluria was induced by a human-like high oxalate diet, resulting in an above-normal increase in plasma oxalate levels, we observed that therapy with reloxaliase normalized both plasma and UOx levels as illustrated in the figure below.

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

In connection with our preparations for our pivotal Phase 3 clinical program, we considered the best mechanism to study the potential for drug-drug interactions in patients treated with reloxaliase and also the potential effects of formate generation resulting from reloxaliase’s degradation of oxalate. Based on feedback from the FDA, we conducted an in vitro assessment to evaluate the potential for systemic drug interactions. Based on extensive scientific evidence, we believe that the level of formate generation derived from reloxaliase and oxalate is below limits generally regarded as safe. We plan to test this in humans in Study 206, as these patients have an established heavy systemic burden on oxalate and would be expected to generate formate based on reloxaliase’s mechanism of action. The nature of additional studies, if any, will be determined by the results of these initial investigations.

Other Potential Indications for Reloxaliase-Idiopathic Hyperoxaluria

We believe the mechanism of action of reloxaliase, which is designed to degrade oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria where excess oxalate absorption is driven by an underlying GI disorder. While hyperabsorption of oxalate is typically a characteristic of enteric hyperoxaluria, we believe there is a subgroup of patients with idiopathic hyperoxaluria that hyperabsorbs oxalate from their diets at levels similar to those patients with enteric hyperoxaluria. We confirmed these pathophysiological traits in both enteric and idiopathic patients in a prospective controlled clinical trial designed to identify patients who hyperabsorb oxalate (Study 204) in 22 patients with secondary hyperoxaluria, with a dietary oxalate challenge and no study drug administration. Although subjects with enteric hyperoxaluria had greater average oxalate absorption than the subjects with idiopathic hyperoxaluria, approximately 40% of the subjects with idiopathic hyperoxaluria approached absorption levels observed in subjects with enteric disorders. Consequently, although we are initially targeting reloxaliase for patients with enteric hyperoxaluria, we believe the product candidate holds promise in treating the subset of patients with idiopathic hyperoxaluria who hyperabsorb oxalate.

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

Gout is a kind of arthritis caused by excess uric acid in the blood. When uric acid levels in the blood are too high, hard crystals may form in the joints, causing attacks of sudden burning pain, stiffness, and swelling. These attacks can happen repeatedly unless gout is treated. Over time, they can harm joints, tendons, and other tissues.

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

We filed an IND for ALLN-346 with the FDA in the fourth quarter of 2019 and received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation. Subject to securing necessary financing, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, we plan to initiate our first clinical trial of ALLN-346 in the first half of 2020.

Our Proprietary Technological Approach

Expertise in Enzyme Technology

We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden including on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and are developing our first two product candidates, reloxaliase and ALLN-346, which are novel, oral enzyme therapeutics for the treatment of hyperoxaluria and hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce large quantities of reloxaliase sufficiently to support our clinical and commercial strategy, with costs anticipated to be comparable to small molecule therapeutics.

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

Production of reloxaliase occurs utilizing scientifically developed know-how, delivering high productivity from host bacterial cells. The entire biomass is harvested and processed through primary recovery and downstream purification unit operations, resulting in the recovery of large quantities of oxalate decarboxylase. The purified and concentrated product is crystallized, dried into a protein powder and formulated for production as an oral capsule. The oral capsule presentation has attractive properties of pharmaceutical activity and stability suitable for further development and ultimate commercial use. Over the course of our development of reloxaliase, we have been able to increase enzyme yield and activity through improvements to our manufacturing processes, thereby reducing the pill burden of our therapeutic candidate. As a result, the dosing regimen for our pivotal Phase 3 program is two capsules per dosing compared to five capsules per dosing in our Phase 2 clinical program.

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

There is no approved pharmacologic therapy for the reduction of UOx excretion in patients with hyperoxaluria. Existing treatment options for enteric hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam is conducting an ongoing pivotal Phase 3 study under the Accelerated Approval pathway for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome and Oxalo are also in the discovery and preclinical phase of development with potential assets for the treatment of primary and secondary hyperoxaluria.

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

Patents

As of March 1, 2020, we own or have rights in 8 issued U.S. patents, 20 issued foreign patents, 6 pending U.S. patent applications, and 9 pending foreign patent applications.

With regard to reloxaliase, we have exclusively licensed from Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, one issued U.S. patent with method of use claims directed to the reduction of oxalate in a mammal by orally administering a composition containing uncrosslinked oxalate decarboxylase crystals, which is scheduled to expire in 2027, without taking a potential patent term extension into account. This U.S. patent belongs to a family of patents that includes granted Canadian, Chinese and Hong Kong patents and a granted European patent, which has been validated in a number of countries including Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, and the UK. This patent family also includes a U.S. patent with method of use claims directed to a method of reducing oxalate with oxalate decarboxylase crystals in an extracorporeal device, which is scheduled to expire in 2027, without taking a potential patent term extension into account.

In addition, we own five U.S. patents, two of which contain composition of matter claims directed to a pharmaceutical composition comprising spray-dried biologically active uncrosslinked oxalate decarboxylase crystals, which are scheduled to expire in 2027, without taking a patent term extension into account; another two of which contain composition of matter claims directed to a capsule containing crystals of spray-dried oxalate decarboxylase having certain properties, and method of use claims directed to a method of reducing oxalate in a mammal suffering from a disorder, e.g., primary hyperoxaluria and enteric hyperoxaluria, using such a capsule, which are scheduled to expire in 2034, without taking a potential patent term extension into account; and another one of which contains method of use claims directed to a method of reducing oxalate concentration in the plasma of a subject, using a capsule containing crystals of spray-dried oxalate decarboxylase having certain properties, which is scheduled to expire in 2034, without taking a potential patent term extension into account.

We also own a pending U.S. provisional patent application with method of use claims directed to a method of treating enteric hyperoxaluria based on the findings from our clinical studies. A U.S. patent claiming the benefit of the provisional application, if granted, would be scheduled to expire in 2040, without taking a patent term extension into account.

Another family of patent applications that we own are pending in the U.S., Canada, Europe, Israel and Japan with composition of matter claims directed to a composition comprising a peritoneal dialysis solution and uncrosslinked crystals of oxalate decarboxylase for use in reducing oxalate during a dialysis-based treatment, which, if granted, would be scheduled to expire in 2034, without taking a patent term extension into account. One Japanese granted patent in this family contains composition of matter claims directed to a composition comprising a peritoneal dialysis solution and oxalate decarboxylase, which is scheduled to expire in 2034.

With regard to ALLN-346, we own eight U.S. provisional patent applications, with two pending in the U.S., and one application pending in each of Australia, Canada, China, Europe, Israel and Japan,  with composition of matter claims directed to novel recombinant uricase enzymes and method of use claims directed to treating certain diseases associated with elevated levels of uric acid with such enzymes, which, if granted, would be scheduled to expire in 2038, without taking a patent term extension into account.

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

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Generally, the pediatric data requirements do not apply to products with orphan designation.

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

Biosimilars and Exclusivity

The Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. While seventeen biosimilar products have been approved by the FDA for use in the United States, no interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply in 2019 with a three-year transition period. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic MMA can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, nonclinical tests and clinical trials.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges.  For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to modify, repeal, or replace elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, on our business remains unclear. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Additionally, recent healthcare reform legislation has strengthened federal and state healthcare fraud and abuse laws. For example, the ACA amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Furthermore, on January 31, 2019, the Department of Health and Human Services, or HHS, and HHS Office of Inspector General, or OIG, proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Employees

As of March 1, 2020, we had 34 full-time employees, including 11 employees with Ph.D. or M.D. degrees. 40 of our employees are engaged in research and development activities and 9 are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Available Information

Our Internet address is www.allenapharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2019, we had cash and cash equivalents totaling $30.0 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We will require additional capital to sustain our operations, including our reloxaliase development program. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $47.3 million and $35.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $164.9 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our “at the market” facility with Cowen and Company, LLC in December 2019, our registered direct offering in June 2019 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase, including URIROX-2, our pivotal Phase 3 clinical program in adult patients with enteric hyperoxaluria;
•	manufacture additional material for these potential future clinical trials;
•	scale up our manufacturing process for reloxaliase to prepare for the submission of a potential BLA and commercialization if our clinical development program is successful;
•	advance the development of ALLN-346;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, manufacturing, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of December 31, 2019, we had working capital of $22.1 million and capital resources consisting of cash and cash equivalents of $30.0 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our URIROX-2 pivotal Phase 3 clinical program and obtain regulatory approvals for reloxaliase and the costs of post-marketing studies that could be required by regulatory authorities;

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

As of December 31, 2019, we had $10.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We currently make monthly interest payments.  Beginning in January 2020 and through June 2022, we are required to make payments of principal and interest on these borrowings in monthly installments. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In December, 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. In connection with our restructuring, we expect a reduction in salary and related compensation expenses of approximately 30%. The workforce reduction will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

Restructuring activities could disrupt our business and affect our results of operations.

In December, 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and financial objectives, or to reflect more closely changes in the strategic direction of our business. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in November 2019, we announced topline data from our URIROX-1 clinical trial, our first Phase 3 pivotal trial of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, including URIROX-2.  Additionally, interim results of a clinical trial do not necessarily predict final results. In June and November 2019, respectively, we announced interim data from our ongoing Study 206 of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, in particular well-controlled clinical trials.  Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or interim results from Study 206, do not ensure that we will achieve similar results in our planned URIROX-2 pivotal Phase 3 clinical trials in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations, including patients being treated in our ongoing Study 206. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly clinical trials first conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of reloxaliase in a number of ways. Prior to obtaining approval for reloxaliase, we expect that the results of our URIROX-1 and URIROX-2 trials will have to demonstrate statistically significant improvement in the percent change from baseline in 24-hour urinary oxalate, or UOx, during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the primary efficacy endpoint of both of our Phase 3 clinical trials. Although we achieved the primary efficacy endpoint in URIROX-1, and our analysis of the URIROX-1 clinical results confirmed a significant kidney stone and chronic kidney disease burden among patients with enteric hyperoxaluria and a correlation between kidney stone risk and UOx levels, there can be no guarantee that we will observe similar data in our planned URIROX-2 trial or our planned post-marketing studies of reloxaliase.  Of note, two of our randomized Phase 2 clinical trials of reloxaliase (Study 713 and Study 649) did not demonstrate statistically significant results in the pre-specified primary endpoints. The design of our later-stage clinical trials differs in significant ways from our Phase 2 clinical trials of reloxaliase, which we believe may cause the outcome of these later-stage trials to differ from what we observed in our Phase 2 clinical trials. These differences include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design.

Product candidates in Phase 3 clinical trials, such as reloxaliase in our URIROX pivotal Phase 3 clinical program, may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed potential treatment effects. Some of the data we present on the use of reloxaliase for the treatment of enteric hyperoxaluria is drawn from pre-specified analyses and other data is from post-hoc analyses. While we believe all the data from the Phase 2 program were useful in informing the design of our pivotal Phase 3 program, and will remain useful for clinical trials evaluating reloxaliase, the post-hoc analyses involve the inherent bias of post-hoc rendering of data and choice of analytical methods..

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

In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  The planned amended trial design for URIROX-2 will be subject to a protocol amendment and associated study documents, which we plan to submit to the FDA in the first quarter of 2020, and additional modifications to URIROX-2 may be required, which modifications could be material. The FDA has advised us that, while it agrees in principle with the planned revisions to URIROX-2, certain details, to be specified in the protocol amendment and associated study documents for the revised trial design, remain subject to further clarification and confirmation with the FDA. Any unexpected requests from the FDA could delay the initiation of the trial, result in additional costs and potentially jeopardize our ability to develop reloxaliase.

The FDA has advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and the predictive model from this UOx reduction effect that further supports a relationship between UOx levels and stone formation rates, which model can be informed by data generated in the URIROX-2 trial or other data sources.  This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance also stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations (at n=130 and n=200), will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success in the long-term follow-up phase of the trial as reviewed by the FDA.  However, the data generated in our clinical trials may not be sufficient to provide additional support for the relationship between UOx levels and stone formation rates or to demonstrate the conditional probability of achieving ultimate statistical success.  Based on the interim data we generate in the URIROX-2 trial, we may be required to increase the number of patients treated and/or extend the follow-up period before we are able to submit a BLA for reloxaliase seeking accelerated approval, if ever.  If we are required to increase the number of patients treated and/or extend the follow-up period in our clinical trials, it could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

We expect that our data package for accelerated approval would include a conditional power estimate based on the effect of reloxaliase on reducing kidney stone disease progression as assessed with interim data from the URIROX-2 trial, the effects of reloxaliase on reduction of UOx in the URIROX-1 and URIROX-2 trials, and further support for the model relating UOx levels to kidney stone disease progression, including but not limited to available data obtained in the URIROX-2 trial.  We expect we will continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction. The FDA has advised us that we have not yet provided sufficient data regarding UOx excretion necessary to support its use as a surrogate endpoint for these clinical trials and questioned whether changes in UOx of the magnitude expected would be reasonably likely to predict clinical benefit.  We have provided the FDA with the details of analyses we conducted using available data collected from a third-party clinical database and data from our URIROX-1 trial, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available and whether other factors may play a role in the production of kidney stones.  The data we generate from the URIROX-1 and URIROX-2 trials, together with additional data we identify from third-party datasets, may not be sufficient to satisfy the FDA that we have generated a model that supports a relationship between UOx levels and stone formation rates and as necessary to use the accelerated approval regulatory pathway for reloxaliase.  If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for reloxaliase.

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

In January 2019 we announced that we had reached alignment with the FDA on both the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  However, our Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

There are no pharmacologic therapies approved to treat the underlying causes of hyperoxaluria. In addition, it should be noted that no therapeutic agents have previously been approved by the FDA on the basis of a biochemical measurement of 24 hour UOx excretion or POx reductions, endpoints used in our Phase 2 clinical program and for our pivotal Phase 3 clinical program. The FDA retains discretion to reserve judgment on whether our clinical endpoints and the results we obtain in our pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews the data included in our planned BLA submission, which will not occur for several years from now, if at all.  As a result, the design and conduct of clinical trials for the treatment of hyperoxaluria, and the underlying conditions and disorders that drive the metabolic disease, are subject to increased risk.

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

In addition, we are conducting a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that will enroll subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We announced interim data from Study 206 in June 2019 and topline data in November 2019. In November 2019, we announced that two patients with CKD Stage 3 demonstrated a substantial reduction in 24-hour UOx excretion over Weeks 4 to 12 (reductions of 29% and 42%). These patients also showed a substantial reduction in plasma oxalate, or POx (reductions of 42% and 16%, respectively). Six patients with CKD Stage 5, including five patients on dialysis, demonstrated substantial reductions in POx levels over Weeks 4 to 12 (reductions ranged from 27% to 68%).  Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.  Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. Although all patients enrolled in our Phase 2 trial will have elevated UOx levels, the underlying cause of their hyperoxaluria may be different. We cannot predict whether the design of our pivotal Phase 3 clinical program, or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things pandemics. For example, our clinical trial sites may be located in regions currently being afflicted by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that we believe may adversely affect enrollment in our trials include:

•

the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;
•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the COVID-19 coronavirus could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug in our Phase 2 trials and URIROX-1 were low and no drug-related serious or severe adverse events were observed, it is possible that our URIROX-2 trial or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed reloxaliase to be absorbed into the bloodstream in our clinical trials to date, it is possible absorption could occur in our URIROX trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of reloxaliase for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam is conducting an ongoing pivotal Phase 3 study under the Accelerated Approval pathway for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome and Oxalo are also in the discovery and preclinical phase of development with potential assets for the treatment of primary and secondary hyperoxaluria.

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

As of March 1, 2020, we had 34 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

In December 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. This restructuring could lead to increased attrition amongst those employees who were not directly affected by the reduction in force program.

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
•

natural disasters, global pandemics (including the recent outbreak of a novel strain of coronavirus, or the COVID-19 coronavirus, which originated in Wuhan, China), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities; and

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

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations

If successful product liability claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing reloxaliase and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of any of our future program collaborators.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Pandemics such as the corona virus could have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our and our business partners’ ability to travel, pursue partnerships and other business transactions, conduct clinical trials, make shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers and clinical trial sites. Any disruption of suppliers, clinical trial sites or access to patients would likely impact our clinical trial enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the coronavirus impacts our business will depend on future developments, which may include government imposed travel bans or declaration of states of emergency, and are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $1.55 per share and as high as $17.56 per share through March 6, 2020. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Report as filed with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of March 6, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 43.9% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 6, 2020, we had 24,742,146 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,915,591 shares subject to outstanding options and 517,750 outstanding restricted stock units under our stock option plans as of December 31, 2019, the 636,962 shares reserved for future issuance under our stock option plans, the 380,005 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Changes in tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, including as a result of our IPO and we may experience additional ownership changes or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $155.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.  Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years. Additionally, the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year.

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

Market Information

Our common stock commenced trading under the symbol “ALNA” on the NASDAQ Global Select Market on November 2, 2017. Prior to that time, there was no public market for our common stock..

As of March 6, 2020, there were approximately 20 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our loan and security agreement with PWB, we are prohibited from paying cash dividends without the prior written consent of PWB. Moreover, any future indebtedness that we may incur could preclude us from paying dividends. Any future determination to pay dividends will be made at the discretion of our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

We raised approximately $67.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us.  None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 6, 2017. As of December 31, 2019, the funds received were held as cash equivalents.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report and the information under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period and are not necessarily indicative of results to be expected for a full year or any other interim period.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$37,244	$26,376	$15,519	$20,103	$11,540
General and administrative	9,676	$9,217	$5,431	$4,083	$2,365
Restructuring charges	605	—	—	—	—
Total operating expenses	47,525	35,593	20,950	24,186	13,905
Other income (expense):
Interest income (expense), net	270	575	(443)	(200)	(335)
Other income (expense), net	(84)	(13)	(257)	(121)	(7)
Loss on extinguishment of debt	—	(617)	—	—	—
Other income (expense), net	186	(55)	(700)	(321)	(342)
Net loss	$(47,339)	$(35,648)	$(21,650)	$(24,507)	$(14,247)
Net loss per share attributable to common stockholders — basic and diluted (1)	$(2.13)	$(1.72)	$(4.80)	$(18.35)	$(11.35)
Weighted-average common shares outstanding — basic and diluted	22,180,868	20,741,226	4,520,337	1,339,254	1,258,123

(1)

See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report for a description of the method used to calculate basic and diluted net loss per share of common stock.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$30,007	$61,643	$94,494	$48,755	$69,011
Working capital (1)	22,127	58,706	88,490	46,025	64,735
Total assets	34,108	65,229	96,249	49,479	70,008
Loan payable, net of current portion and discount	5,988	9,980	5,516	9,409	3,932
Convertible preferred stock	—	—	—	95,727	95,658
Total stockholders' equity (deficit)	17,198	49,456	82,870	(59,277)	(34,969)

(1)

We define working capital as current assets less current liabilities.  See our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. Our lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. There are currently no approved therapies for the treatment of hyperoxaluria.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials and the first of two planned Phase 3 clinical trials, which demonstrated significant reductions of UOx excretion in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in clinical trials to date. Based on these data, the high unmet medical need, reloxaliase’s specific mechanism of action, and the significant market opportunity, we are initially developing reloxaliase for adult patients with enteric hyperoxaluria.

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. Subject to our ability to secure necessary financing to continue the trial and positive results, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, topline data to support a potential BLA filing are currently expected in the first quarter of 2022. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and topline data in November 2019.  Based on the substantial reductions in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and hyperoxalemia over Weeks 4 to 12, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We filed an IND for ALLN-346 with the FDA in December 2019 and received clearance from the FDA for the IND for ALLN-346 in the first quarter of 2020. Subject to our ability to secure necessary financing, and subject to the impact of the COVID-19 coronavirus on our business, the biotech sector generally and the broader macroeconomic environment, we plan to initiate our first clinical trial of ALLN-346 in healthy volunteers in the first half of 2020.

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

On June 28, 2019, we completed a registered direct offering in which we issued and sold 2,632,092 shares of our common stock, at a purchase price of $3.80 per share, for net proceeds of $9.4 million, after deducting issuance costs, through a securities purchase agreement with the investors.  The shares of common stock sold in this offering were being offered pursuant to our shelf registration statement on Form S-3, or Form S-3, filed with the Securities and Exchange Commission, or SEC, which was declared effective on December 26, 2018.

On December 30, 2019, we completed an At-the-Market offering in which we issued and sold 1,243,756 shares of our common stock, at a purchase price of $2.15 per share, for net proceeds of $2.6 million, after deducting issuance costs, through an At-the-Market Equity Offering Sales Agreement.  The shares of common stock sold in this offering were also being offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of December 31, 2019, we had cash and cash equivalents totaling $30.0 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $47.3 million, $35.6 million and $21.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $164.9 million. We anticipate that our expenses will increase significantly as we:

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

•	advance the development and conduct future clinical trials of ALLN-346;
•	conduct research on the discovery and development of additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

The following table summarizes our research and development expenses by program (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Reloxaliase external costs	$18,393	$15,651	$9,764
ALLN-346 external costs	5,697	1,489	611
Employee compensation and benefits	10,187	7,167	4,218
Other	2,967	2,069	926
Total research and development expenses	$37,244	$26,376	$15,519

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $83.4 million of external research and development costs for reloxaliase and $8.1 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development and initiate clinical trials of ALLN-346.

The successful development of reloxaliase, ALLN-346 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful enrollment in, and completion of, clinical trials for reloxaliase;
•	successful data from our clinical program of reloxaliase that supports an acceptable benefit-risk profile of reloxaliase in the intended populations;
•	successful enrollment in, and completion of, clinical trials for ALLN-346;
•	establishing an appropriate safety profile for any potential future product candidates with studies to enable the filing of investigational new drug application, or INDs;
•	approval of INDs for any potential future product candidate to commence planned or future clinical trials;
•	significant and changing government regulation and regulatory guidance;
•	timing and receipt of marketing approvals from applicable regulatory authorities;
•	making arrangements with CMOs for third-party commercial manufacturing of our product candidates;
•	obtaining and maintaining patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product, if and when approved, by patients, the medical community and third-party payors; and
•	maintenance of a continued acceptable safety profile of the drugs following approval.

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

Restructuring Charges

Restructuring charges consist of severance, bonus and other related costs incurred as a result of a reduction of our workforce completed in December 2019.

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facilities, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under our former credit facility with Silicon Valley Bank, or SVB, and related debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions and non-cash changes in the fair value of warrants issued in connection with our former credit facility with SVB. The warrants converted upon the closing of our IPO in November 2017 and therefore became exercisable into common stock instead of convertible preferred stock. The warrants for the purchase of common stock met the criteria to be classified in stockholders’ equity and the fair value of the warrant liability as of the IPO date was reclassified to stockholders’ equity (deficit).  As a result, we will no longer recognize any changes to the fair value of the warrants through other income (expense).

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

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

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees and directors for their services on the board of directors and to non-employees beginning January 1, 2019.  Prior to January 1, 2019 we accounted for stock-based awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model.  We recognize the corresponding stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

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

The fair value of stock options granted to employees and directors for their services on the board of directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2019, 2018 and 2017:

Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.4% – 2.6%	2.3% – 3.1%	1.9% – 2.3%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.8	5.5 – 6.1	5.6 – 6.3
Expected volatility	80% – 83%	81% – 89%	81% – 87%

The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$1,175	$584	$147
General and administrative	1,814	1,465	370
Total	$2,989	$2,049	$517

As of December 31, 2019, we had $7.1 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over weighted-average remaining vesting periods of approximately 2.8 years and $1.2 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a remaining vesting period of 0.9 years. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense, potential increases in the value of our common stock and expected additional stock-based awards to continue to attract and retain our employees.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,		Dollar
	2019	2018	Change
Operating expenses:
Research and development	$37,244	$26,376	$10,868
General and administrative	9,676	9,217	459
Restructuring charges	605	—	605
Total operating expenses	47,525	35,593	11,932
Loss from operations	(47,525)	(35,593)	(11,932)
Other income (expense):
Interest income (expense), net	270	575	(305)
Other income (expense), net	(84)	(13)	(71)
Loss on extinguishment of debt	—	(617)	617
Other income (expense), net	186	(55)	241
Net loss	$(47,339)	$(35,648)	$(11,691)

Research and Development Expenses

Research and development expense increased by $10.9 million from $26.4 million for the year ended December 31, 2018 to $37.2 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,		Dollar
	2019	2018	Change
Clinical development external costs	$14,689	$10,708	$3,981
Manufacturing external costs	8,823	5,699	3,124
Employee compensation and benefits	10,187	7,167	3,020
Other	3,545	2,802	743
Total research and development expenses	$37,244	$26,376	$10,868

The $10.9 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $4.0 million from $10.7 million for the year ended December 31, 2018 to $14.7 million for the year ended December 31, 2019:
•

We initiated our URIROX-2 Study during the fourth quarter of 2018. Expenses for this study were $7.0 million for the year ended December 31, 2019.  During the second quarter of 2018, we began preparation and start-up activities for this study and incurred $1.5 million of costs relating to this study during the year ended December 31, 2018.

•	Partially offsetting the increase in URIROX-2 costs was a decrease of costs for our URIROX-1 and 206 Studies;
▪

URIROX-1 costs decreased $1.6 million from $6.6 million for the year ended December 31, 2018 to $5.0 million for the year ended December 31, 2019. This study was initiated during the first quarter of 2018 and we released top-line data in November 2019; and

▪

206 Study costs decreased $0.3 million from $1.6 million for the year ended December 31, 2018 to $1.3 million for the year ended December 31, 2019.  This study was also initiated during the first quarter of 2018 and we released top-line data in November 2019.

•	Our manufacturing external costs increased by $3.1 million from $5.7 million for the year ended December 31, 2018 to $8.8 million for the year ended December 31, 2019;
•

ALLN-346 formulation and development related costs increased $3.5 million from $0.8 million for the year ended December 31, 2018 to $4.3 million for the year ended December 31, 2019.  Included in the formulation and development related costs for the year ended December 31, 2019 was $2.5 million of costs for the production of engineering and clinical batches of drug substance, of which there were no comparable costs for the year ended December 31, 2018;

•	Reloxaliase formulation and development related costs increased $1.3 million from $0.6 million for the year ended December 31, 2018 to $1.9 million for the year ended December 31, 2019;
•

Partially offsetting the increases in reloxaliase and ALLN-346 formulation and development costs were decreases of batch production and drug product production costs of reloxaliase incurred at our CMOs for our Phase 3 clinical program.

▪	Costs for drug substance engineering and clinical batches decreased $1.4 million from $1.8 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019.
▪	We did not incur any drug product production costs during the year ended December 31, 2019 as compared to $0.7 million of drug product production costs for the year ended December 31, 2018; and
•

We purchased consumables and raw materials required for engineering and clinical batches.  Our costs for consumables and raw materials were $1.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively;

•

Our employee compensation and benefits costs increased by $3.0 million for the year ended December 31, 2019 due to increases in average headcount, benefits and stock-based compensation costs.   Research and development employee compensation increased due to increased salaries and an increase of headcount from 37 employees at December 31, 2018 to 45 employees just prior to our workforce reduction completed in December 2019. Total benefits costs increased by $0.4 million for the year ended December 31, 2019 due to the increased headcount and the addition of an employer match benefit for our 401(k) plan in January 2019.  Stock-based compensation expense increased by $0.6 million, from $0.6 million for the year ended December 31, 2018 to $1.2 million for the year ended December 31, 2019, primarily due to the increases to average headcount.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $0.5 million from $9.2 million for the year ended December 31, 2018 to $9.7 million for the year ended December 31, 2019. The following table summarizes our general and administrative expenses for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,		Dollar
	2019	2018	Change
Employee compensation and benefits	$4,277	$4,317	$(40)
Consulting and professional services	3,173	2,764	409
Market research and commercialization planning	534	576	(42)
Other	1,692	1,560	132
Total general and administrative expenses	$9,676	$9,217	$459

The $0.5 million increase in general and administrative expense was primarily attributable to an increase in our consulting and professional services costs of $0.4 million primarily due to increases in board of directors fees, investor and public relations costs and legal costs, partially offset by a decrease in recruiting costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs to support our late stage clinical assets.

Restructuring Charges

Restructuring charges consist of severance, bonus and other related costs incurred as a result of a reduction of our workforce completed in December 2019.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. Our net interest income decreased $0.3 million from $0.6 million for the year ended December 31, 2018 to $0.3 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease of interest earned as a result of lower average balances of cash and cash equivalents for the year ended December 31, 2019 as compared to average balances of cash and cash equivalents for the year ended December 31, 2018.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized debt discount and the final payment fee associated with the loan.

Comparison of the Years Ended December 31, 2018 and 2017

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

Research and Development Expense

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2019 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017, net proceeds from our registered direct offering of $9.4 million which was completed in June 2019 and net proceeds from our at-the-market equity facility of $2.6 million, which was utilized in December 2019. Our total cash and cash equivalents was $30.0 million at December 31, 2019.

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

The repayment schedule provides for interest only payments for 18 months, beginning in July 2018, pursuant to the terms of the PWB Loan Agreement. Following the interest only period, the loan repayment schedule provides for 30 equal monthly payments of principal plus interest, as the case may be. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 0% to 2% depending upon when the prepayment occurs. In addition, in the event we close one or more financings pursuant to which we receive aggregate gross proceeds in the amount of at least $25.0 million, the PWB Loan Agreement requires us to pay to Pacific Western Bank, or PWB, a one-time fee of $300,000. This obligation survives the termination of the PWB Loan Agreement. The term loan facility matures on June 29, 2022.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Net cash used in operations	$(43,632)	$(31,839)	$(21,065)
Net cash (used in) provided by investing activities	(122)	(318)	23,417
Net cash provided by (used in) financing activities	12,118	(694)	66,892
Net (decrease) increase in cash and cash equivalents	$(31,636)	$(32,851)	$69,244

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $43.6 million for the year ended December 31, 2019 compared to $31.8 million for the year ended December 31, 2018. The increase in cash used in operating activities of $11.8 million was attributable to:

•	an increase in net loss of $11.7 million;
•

an increase in non-cash items of $0.7 million resulting primarily from increases in stock-based compensation expense, partially offset by our loss on extinguishment of debt recognized for the year ended December 31, 2018; and

•

a decrease of $0.8 million in changes in the components of working capital, including decreases in accrued expenses partially offset by increases in prepaid expenses and other current assets and accounts payable.

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

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $0.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Cash used in investing activities related to purchases of property and equipment.

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

Net Cash (Used In) Provided by Financing Activities

Net cash provided by financing activities was $12.1 million for the year ended December 31, 2019 compared to net cash used in financing activities of $0.7 million for the year ended December 31, 2018.  The net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net proceeds of $12.0 million received from the issuance and sale of our common stock through the registered direct offering completed in June 2019 and our At-the-Market offering completed in December 2019. The net cash used in financing activities for the year ended December 31, 2018 included $10.5 million used to pay off our credit facility with SVB and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our new credit facility with PWB and $0.1 million received from the exercises of stock options.

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

Going Concern

As of December 31, 2019, we had cash and cash equivalents totaling $30.0 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report.  We will require additional capital to sustain our operations, including our reloxaliase development program. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or at all.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our viability as a business.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements beginning on page F-1 of this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.  Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Credit facility (1)	$10,646	$4,409	$6,237	$—	$—
Operating lease obligations (2)	528	498	30	—	—
Total	$11,174	$4,907	$6,267	$—	$—

(1)	Consists of repayment obligations under our credit facility with PWB, including interest.
(2)

Represents future minimum lease payments under our non-cancelable operating leases which expire through February 2021.  The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under a license agreement with Althea Technologies, Inc. (now known as Ajinomoto Althea, Inc.), or Althea, which we entered into in March 2012, as amended in March 2016, we reimbursed Althea for patent-related fees of $0.1 million and issued 88,186 shares of common stock to Althea. In addition, we are obligated to pay milestone payments and royalties of a mid-single digit percentage of net sales. Milestone payments are triggered upon the achievement of specified regulatory milestones that could total up to $31.0 million and sales-based milestones that could total up to $25.0 million. The milestone payments are not creditable against royalties. Actual amounts due under the agreement will vary depending on the number of products developed, the type and development path of the products, and other related factors. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We have the right to terminate the agreement for convenience upon 60 days prior written notice to Althea. As a result, no amounts are included in the table above. See “Business—Althea License Agreement” for a more detailed description of this agreement.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 and 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-24 of this Annual Report for the year ended December 31, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15€ and 15d-15€ under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months or the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 16, 2020, Gino Santini notified the board of directors (the “Board”) of Allena Pharmaceuticals, Inc. (the “Company”) of his decision not to stand for reelection at the Company’s 2020 annual meeting of stockholders. Mr. Santini has served as a valuable director on the Board for 8 years and his decision to retire from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)	1. Financial Statements.

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report.

2.	Financial Statement Schedules.

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

4.3*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 2, 2016 (Incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1 filed on October 6, 2017)

4.4*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 18, 2014 (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1 filed on October 6, 2017)

4.5**	Description of Securities of the Registrant

10.1*†	2011 Stock Incentive Plan and forms of agreements thereunder (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-1 filed on October 6, 2017)

10.2*†	2017 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.3*†	2017 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.4*†	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.5*†

Amended and Restated Employment Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Louis Brenner, M.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 4, 2019).

10.6*†	Employment Agreement by and between the Registrant and Edward Wholihan (Incorporated by reference from Exhibit 10.6 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.7*	Form of Indemnification Agreement, to be entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.8 to Form S-1 filed on October 6, 2017)

10.8*	Lease Agreement, by and between the Registrant and Newton Executive Park Limited Partnership, dated August 29, 2011, as amended

10.9*

Commercial Lease, by and between the Registrant and Cummings Properties, LLC, dated August 18, 2016, as amended (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1 filed on October 6, 2017)

10.10*#

License Agreement dated March 22, 2012, as amended, by and between the Registrant and Ajinomoto Althea, Inc. (f/k/a Althea Technologies, Inc.) (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form S-1 filed on October 6, 2017)

10.11*†	Non-Employee Director Compensation Policy (Incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Registrant’s Form S-1 filed on October 23, 2017)

10.12*†

Transition Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Alexey Margolin, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 4, 2019).

10.13

Loan and Security Agreement by and between Allena Pharmaceuticals, Inc. and Pacific Western Bank, dated June 29, 2018, as amended August 1, 2019 (Incorporated by reference to Exhibit 10.1 to to the Registrant’s Form 10-Q filed on November 13, 2019).

21.1*	Subsidiaries (Incorporated by reference from Exhibit 10.8 to the Registrant’s Form S-1 filed on October 6, 2017)

23.1**	Consent of Ernst & Young LLP

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2019 and 2018, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019, 2018 and 2017, (c) our Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019, 2018 and 2017, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017, and (e) the Notes to Consolidated Financial Statements

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Indicates management contract or compensation plan.
#	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2020

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner, M.D.
Louis Brenner, M.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Brenner, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Louis Brenner, M.D.

/s/ Edward Wholihan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Edward Wholihan

/s/ Alexey Margolin, Ph.D. Alexey Margolin, Ph.D.	Chairman	March 16, 2020

/s/ Allene Diaz	Director	March 16, 2020
Allene Diaz

/s/ Andrew A. F. Hack, M.D., Ph.D. Andrew A. F. Hack, M.D., Ph.D.	Director	March 16, 2020

/s/ Gino Santini Gino Santini	Director	March 16, 2020

/s/ Robert Tepper, M.D. Robert Tepper, M.D.	Director	March 16, 2020

/s/ James N. Topper, M.D., Ph.D. James N. Topper, M.D., Ph.D.	Director	March 16, 2020

/s/ Robert Alexander, Ph.D. Robert Alexander, Ph.D.	Director	March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Allena Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allena Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 16, 2020

Allena Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$30,007	$61,643
Prepaid expenses and other current assets	3,028	2,826
Total current assets	33,035	64,469
Property and equipment, net	401	514
Operating lease assets	549	—
Other assets	123	246
Total assets	$34,108	$65,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,048	$2,138
Loan payable, net of discount	3,992	—
Accrued expenses and other current liabilities	3,370	3,625
Operating lease liabilities	498	—
Total current liabilities	10,908	5,763
Loan payable, net of current portion and discount	5,988	9,980
Operating lease liabilities, net of current portion	14	—
Other liabilities	—	30
Total liabilities	16,910	15,773
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 24,735,009 and 20,809,025 shares issued and outstanding at December 31, 2019 and 2018, respectively	25	21
Additional paid-in capital	182,117	167,040
Accumulated deficit	(164,944)	(117,605)
Total stockholders’ equity	17,198	49,456
Total liabilities and stockholders’ equity	$34,108	$65,229

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$37,244	$26,376	$15,519
General and administrative	9,676	9,217	5,431
Restructuring charges	605	—	—
Total operating expenses	47,525	35,593	20,950
Other income (expense):
Interest income (expense), net	270	575	(443)
Other income (expense), net	(84)	(13)	(257)
Loss on extinguishment of debt	—	(617)	—
Other income (expense), net	186	(55)	(700)
Net loss	$(47,339)	$(35,648)	$(21,650)
Net loss per share attributable to common stockholders — basic and diluted	$(2.13)	$(1.72)	$(4.80)
Weighted-average common shares outstanding — basic and diluted	22,180,868	20,741,226	4,520,337

Comprehensive loss	$(47,339)	$(35,648)	$(21,650)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

										Accumulated		Total
	Series A convertible		Series B convertible		Series C convertible				Additional	other		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2016	18,367,344	$17,967	19,841,270	$24,931	20,000,000	$52,829	1,341,385	$1	$1,031	$(2)	$(60,307)	$(59,277)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	5,350,302	5	66,994	—	—	66,999
Exercise of common stock options	—	—	—	—	—	—	33,061	—	28	—	—	28
Exercise of common stock warrants	—	—	—	—	—	—	24,401	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	7	—	15	—	36	—	—	(58)	—	—	(58)
Conversion of preferred stock into common stock	(18,367,344)	(17,974)	(19,841,270)	(24,946)	(20,000,000)	(52,865)	13,945,509	14	95,771	—	—	95,785
Conversion of warrant liability to equity	—	—	—	—	—	—	—	—	524	—	—	524
Stock-based compensation	—	—	—	—	—	—	—	—	517	—	—	517
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(21,650)	(21,650)
Balance at December 31, 2017	—	—	—	—	—	—	20,694,658	20	164,807	—	(81,957)	82,870
Exercise of common stock options	—	—	—	—	—	—	106,879	1	138	—	—	139
Issuance of common stock through employee stock purchase plan ("ESPP")	—	—	—	—	—	—	7,488	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	—	—	2,049	—	—	2,049
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	—	—	—	—	(35,648)	(35,648)
Balance at December 31, 2018	—	—	—	—	—	—	20,809,025	21	167,040	—	(117,605)	49,456
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	3,875,848	4	11,976	—	—	11,980
Exercise of common stock options	—	—	—	—	—	—	24,399	—	36	—	—	36
Issuance of common stock through employee stock purchase plan ("ESPP")	—	—	—	—	—	—	25,737	—	76	—	—	76
Stock-based compensation	—	—	—	—	—	—	—	—	2,989	—	—	2,989
Net loss	—	—	—	—	—	—	—	—	—	—	(47,339)	(47,339)
Balance at December 31, 2019	—	—	—	—	—	—	24,735,009	25	182,117	—	(164,944)	17,198

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(47,339)	$(35,648)	$(21,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,989	2,049	517
Depreciation expense	163	78	73
Non-cash interest expense	8	161	351
Non-cash lease expense	486	—	—
Amortization of premium on investments	—	—	33
Loss on extinguishment of debt	—	617	—
Change in fair value of warrant liability	—	—	257
Changes in assets and liabilities:
Prepaid expenses and other current assets	(202)	(1,287)	(984)
Other assets	123	(34)	(89)
Accounts payable	972	441	199
Accrued expenses	(301)	1,764	228
Operating lease liabilities	(531)	—	—
Other liabilities	—	20	—
Net cash used in operating activities	(43,632)	(31,839)	(21,065)
Cash flows from investing activities:
Purchases of property and equipment	(122)	(318)	(57)
Purchases of investments	—	—	(1,247)
Maturities of investments	—	—	24,721
Net cash (used in) provided by investing activities	(122)	(318)	23,417
Cash flows from financing activities:
Proceeds from (payments of issuance costs) the issuance of common stock, net of issuance costs	12,035	(309)	67,197
Proceeds from exercise of stock options	36	139	28
Proceeds from issuance of stock through ESPP	76	34	—
Proceeds from loan payable	—	10,000	—
Repayment of loan payable	—	(10,492)	(333)
Debt issuance costs paid	—	(33)	—
Other	(29)	(33)	—
Net cash provided by (used in) financing activities	12,118	(694)	66,892
Net (decrease) increase in cash and cash equivalents	(31,636)	(32,851)	69,244
Cash and cash equivalents, beginning of period	61,643	94,494	25,250
Cash and cash equivalents, end of period	$30,007	$61,643	$94,494
Supplemental disclosures:
Cash paid for interest	$543	$906	$452
Property and equipment purchases included in accounts payable	$—	$72	$11
Right-of-use assets obtained in exchange of operating lease obligations	$992	$—	$—
Issuance costs included in accounts payable and accrued expenses	$45	$—	$199
Accretion of convertible preferred stock to redemption value	$—	$—	$58

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Liquidity and Going Concern

The Company had an accumulated deficit of $164.9 million at December 31, 2019, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2019, the Company had $30.0 million of cash and cash equivalents.  The Company’s available cash and cash equivalents as of December 31, 2019 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Annual Report. Management expects to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials of its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company's management evaluates its estimates, which include but are not limited to management’s judgments of prepaid and accrued research and development expenses, and the valuation of share-based awards. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss equaled net loss for the years ended December 31, 2019, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include cash held in banks and amounts held in money market funds.  Cash equivalents are stated at cost, which approximates fair value.

Cash and cash equivalents consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$415	$228
Money market funds	29,592	61,415
	$30,007	$61,643

Investments

The Company classifies its investments in debt securities as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses included in stockholders’ (deficit) equity.  Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense.  The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest income (expense) within the statement of operations and comprehensive loss. The Company did not hold any investments at December 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value.  The Company did not recognize any impairment losses for the years ended December 31, 2019, 2018 and 2017.

Leases

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

Operating leases are recorded in “Operating lease assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheet.  The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2019.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASC 718 requires all share-based payments to employees and directors, and as of January 1, 2019 to non-employees, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values.  Prior to January 1, 2019, the Company accounted for share-based payments to non-employees, in accordance with ASC Topic 505, Equity-Based Payments to Non-Employees, which required the expense related to share-based payments to non-employees to be recognized in the statement of operations and comprehensive loss based on the awards’ vesting date fair values.  The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees.  The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

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

The Company expenses the fair value of its share-based compensation awards on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(47,339)	$(35,648)	$(21,650)
Accretion of convertible preferred stock	—	—	(58)
Net loss attributable to common stockholders	$(47,339)	$(35,648)	$(21,708)
Denominator:
Weighted-average common shares – basic and diluted	22,180,868	20,741,226	4,520,337
Net loss per share attributable to common stockholders –basic and diluted	$(2.13)	$(1.72)	$(4.80)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Years Ended December 31,
	2019	2018	2017
Warrants	9,040	9,040	9,040
Stock options	3,915,591	2,141,527	1,508,124
Restricted stock units	517,750	—	—
Total	4,442,381	2,150,567	1,517,164

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

As of December 31, 2019 and 2018, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding.  The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers a transition option to entities adopting ASC 842. Under ASU 2018-11 entities can elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to accumulated deficit at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.  Pursuant to the guidance under ASU 2016-02, the Company elected the optional package of practical expedients, which allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The standard also allows entities to make certain policy elections, some of which the Company also elected, including: (i) a policy to not record short-term leases on the balance sheet and (ii) a policy to not separate lease and non-lease components for certain classes of underlying assets. The Company adopted ASC 842 on January 1, 2019 using the modified-retrospective method.  The Company recorded right-of-use assets of $1.0 million and corresponding liabilities of $1.0 million related to its operating leases upon adoption.  The Company did not have any leases at January 1, 2019 that would qualify as finance leases.  These adjustments had no impact on the Company’s consolidated statement of operations and had no impact on the Company’s accumulated deficit.   Refer to Note 7, “Commitments and Contingencies,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The Company adopted ASU No. 2018-07 effective January 1, 2019.

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment.  ASU 2016-13 is effective on January 1, 2020.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for us beginning in fiscal 2021. The Company is currently in the process of evaluating the effects of this pronouncement on our financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,592	$29,592	$—	$—
Total assets	$29,592	$29,592	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$61,415	$61,415	$—	$—
Total assets	$61,415	$61,415	$—	$—

At December 31, 2019 and 2018, all of the Company’s cash equivalents were comprised of money market funds.

There have been no changes to the valuation methods used during the years ended December 31, 2019 and 2018.  There were no transfers within the fair value hierarchy during the years ended December 31, 2019 and 2018.

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

Warrants to Purchase Shares Subject to Redemption

Prior to the Company’s IPO, the Company had warrants outstanding for the purchase of shares of convertible preferred stock (the “Warrants”) that were measured at fair value at each reporting period through the date of the Company’s IPO using then-current assumptions with changes in fair value charged to other income (expense) on the statements of operations and comprehensive loss.

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

4. Property and Equipment, Net

Property and equipment includes the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Property and equipment:
Laboratory equipment	$779	$728
Computer equipment	6	6
Software	39	39
	824	773
Less: Accumulated depreciation	(423)	(259)
Property and equipment, net	$401	$514

The Company recognized $163,000, $78,000 and $73,000 of depreciation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Payroll and employee-related expenses	$1,250	$1,690
Third-party research and development expenses	1,393	1,514
Professional fees	229	299
Restructuring charges	373	—
Loan interest	43	46
Other	82	76
Total accrued expenses	$3,370	$3,625

6. Restructuring Charges

On November 29, 2019, following the completion of a strategic review of its business, the Company's Board of Directors approved a workforce reduction plan, or the Workforce Reduction, to reduce its workforce headcount by approximately 38%. The Company evaluated the related employee severance and other benefits to employees in connection with the Workforce Reduction to determine whether the benefits were within the scope ASC 712, Compensation - Non-retirement Post-employment Benefits, or within the scope of ASC 420, Exit or Disposal Cost Obligations, depending on the nature of the benefit and whether it is part of an on-going benefit arrangement under ASC 712 or a one-time termination benefit unique to the Workforce Reduction. The Company recorded restructuring expense of $0.6 million at the time of the Workforce Reduction, pursuant to ASC 420 as the Company did not have an on-going benefit arrangement under ASC 712. The Workforce Reduction was complete as of December 31, 2019.

The following table outlines the components of the restructuring charges during the year ended December 31, 2019 included in the consolidated statement of operations, and ending liability recorded in the balance sheet as at December 31, 2019 (in thousands):

	Charges incurred during the year ended December 31, 2019	Amount paid through December 31, 2019	Remaining liability at December 31, 2019
Employee severance, bonus and other	$605	$(232)	$373
Total restructuring charges	$605	$(232)	$373

7. Commitments and Contingencies

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

Aggregate Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2019 are as follows (in thousands):

2020	$498
2021	30
Total maturities	$528
Less: Amount representing interest	(16)
Present value of operating lease liabilities	$512

Lease costs included in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019 were $0.5 million.  The Company’s operating leases had a weighted average remaining lease term of 1.0 years and a weighted average discount rate of 5.5% at December 31, 2019.

Additional Lease Information Related to the Application of ASC 840

The following information is disclosed in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), which was applicable until December 31, 2018.  As of December 31, 2018, future minimum commitments under the Company’s operating leases with initial terms of more than one year were as follows (in thousands):

2019	$487
2020	539
2021	30
$1,056

During the years ended December 31, 2018 and 2017, rent expense was $0.5 million and $0.4 million, respectively.

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

8. Loan and Security Agreement

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

On June 29, 2018 the Company also entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement were available to the Company through one additional advance request until December 31, 2019, the end of the interest only period as defined below.  The Company did not request an additional advance prior to the end of the interest only period.  Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 will be due and payable to PWB.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at December 31, 2019.

The minimum aggregate future loan and interest payments at December 31, 2019 are as follows (in thousands):

Years Ending December 31,
2020	4,409
2021	4,208
2022	2,029
Total minimum payments	10,646
Less: Amount representing interest	(645)
Less: Discount	(21)
Less: Current portion	(3,992)
Loan payable, net of current portion	$5,988

9. Stockholders’ Equity

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

On June 28, 2019, the Company completed a registered direct offering in which the Company issued and sold 2,632,092 shares of its common stock, at a purchase price of $3.80 per share, for gross proceeds of $10.0 million through a securities purchase agreement with the investors. As a result of the registered direct offering, the Company received approximately $9.4 million in net proceeds after deducting offering costs.

In December 2018, the Company entered into an At-the-Market Equity Offering Sales Agreement (“ATM Agreement”), with Cowen and Company, LLC (“Cowen”), under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The Company agreed to pay Cowen a commission of 3.0% of the gross proceeds from any sales of shares of its common stock under this facility. On December 30, 2019, the Company completed an issuance and sale of approximately 1.2 million shares of common stock under the ATM Agreement.  As a result of this issuance and sale of common stock, the Company received approximately $2.6 million in net proceeds after deducting offering costs.

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Warrants	9,040	9,040
Stock options and restricted stock units	5,070,303	4,262,341
Employee stock purchase plan	380,005	405,742
Total	5,459,348	4,677,123

Warrants

At December 31, 2019 and 2018, the Company has 9,040 warrants outstanding for the purchase of shares of common stock at an exercise price of $11.06.  The warrants expire on May 1, 2026.

10. Stock Incentive Plans

Stock Option Plans

The Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”) on October 31, 2017.  Upon adoption of the 2017 Plan, no further grants were made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards are available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018, 2019 and 2020, the shares available for grant under the 2017 Plan was automatically increased by 827,786, 832,361 and 989,400 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of December 31, 2019, 636,962 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$1,175	$584	$147
General and administrative	1,814	1,465	370
Total	$2,989	$2,049	$517

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2019, 2018 and 2017:

Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.4% – 2.6%	2.3% – 3.1%	1.9% – 2.3%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.8	5.5 – 6.1	5.6 – 6.3
Expected volatility	80% – 83%	81% – 89%	81% – 87%

The expense related to awards granted to employees and directors for their service on the Board of Directors was $2.9 million, $1.9 million, and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company did not grant any stock options to non-employees during the years ended December 31, 2019 or 2018. The expense related to awards granted to non-employees was not material to the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

A summary of the stock option activity under the 2017 and 2011 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,141,527	$4.32	7.7	$4,959
Granted	2,021,550	4.65
Exercised	(24,399)	1.49
Cancelled	(223,087)	7.35
Outstanding at December 31, 2019	3,915,591	$4.33	8.1	$1,921
Exercisable at December 31, 2019	1,686,341	$3.43	6.5	$1,589

The weighted-average fair value of options granted to employees and directors for their service on the Board of Directors during the years ended December 31, 2019, 2018 and 2017 was $3.29, $6.21 and $6.16 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $58,000, $1.2 million and $276,000, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $7.1 million.  This amount is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units (RSUs)

The Company has also made awards of time-based RSUs to certain employees and officers of the Company.

On December 2, 2019, the Company awarded 517,750 RSUs to employees and officers of the Company. The RSUs vest as to 50% on June 2, 2020 and 50% on December 2, 2020. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  For the year ended December 31, 2019, the Company recognized approximately $0.1 million of stock-based compensation expense related to these awards.  As of December 31, 2019, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $1.2 million, which is expected to be recognized during 2020.

A summary of the status of nonvested RSUs as of December 31, 2019 and the changes during the year then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	517,750	2.42
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	517,750	$2.42

Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan (“ESPP”) on October 31, 2017.  The ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about January 1 and July 1 each year. The ESPP initially reserved 206,284 shares of common stock for issuance. The ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the ESPP on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 1% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018 the shares available for grant under the ESPP was automatically increased by 206,946 shares.  No shares were added to the ESPP on January 1, 2019 and 2020.

During the years ended December 31, 2019 and 2018, $76,000 and $35,000, respectively, was withheld from employees, on an after-tax basis, in order to purchase 25,737 and 7,488 shares of the Company’s common stock, respectively. As of December 31, 2019, 380,005 shares of Company’s common stock remained available for issuance under the ESPP.

11. Income Taxes

Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2019, 2018 and 2017, the Company recorded net losses of approximately $47.3 million, $35.6 million and $21.7 million, respectively and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2019, 2018 or 2017.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$42,549	$30,294
Research and development credits	8,138	5,843
Licenses	19	21
Stock based compensation	811	369
Operating lease liabilities	140	—
Other	281	418
Total gross deferred tax assets	51,938	36,945
Less: Valuation allowance	(51,800)	(36,945)
Net deferred tax assets	138	—
Deferred tax liabilities:
Operating lease assets	(138)	—
Total gross deferred tax liabilities	(138)	—
Net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2019 and 2018, respectively, because the Company's management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of $51.8 million and $36.9 million has been established at December 31, 2019 and 2018, respectively.  The valuation allowance increased by approximately $14.9 million and $10.6 million for the years ended December 31, 2019 and 2018, respectively, due primarily to the generation of net operating losses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the financial statements is as follows:

	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	21.0%	34.0%
Permanent differences	—%	—%	(1.9)%
State taxes, net of federal benefit	6.1%	6.2%	4.8%
Research and development and other tax credits	4.9%	3.1%	5.0%
Stock based compensation	(0.6)%	(0.5)%	(0.5)%
Federal rate change	—%	—%	(42.7)%
Change in deferred tax asset valuation allowance	(31.4)%	(29.8)%	1.3%
	—%	—%	—%

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of approximately $155.9 million and $111.1 million, respectively, which may be available to offset future income tax liabilities. Of the $155.9 million net operating loss carryforward as of December 31, 2019, $78.0 million has an indefinite life and $77.9 million will expire at various dates through 2037. As of December 31, 2019 and 2018, the Company also had U.S. state net operating loss carryforwards of approximately $155.0 million and $110.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2039.

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $5.9 million and $4.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2039. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $2.8 million and $2.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2019.  Based on this analysis, we do not believe that any of our tax attributes will expire unutilized due to Section 382 limitations.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns in the United States and various state jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state tax authorities to the extent utilized in a future period.

12. Employee Benefit Plan

Effective January 2012, employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (“401(k) Plan”).  Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations.  Through December 31, 2018, the 401(k) Plan did not allow the Company to make matching contributions. Effective January 1, 2019, the Company amended the 401(k) Plan to allow the Company to make matching contributions.  The 401(k) Plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary.  Matching contributions are fully vested at the time of contribution. During the year ended December 31, 2019, matching contribution costs incurred by the Company were $0.3 million.

13. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$11,559	$11,335	$13,338	$11,293	$47,525
Loss from operations	(11,559)	(11,335)	(13,338)	(11,293)	(47,525)
Net loss	(11,419)	(11,273)	(13,288)	(11,359)	(47,339)
Net loss attributable to common stockholders - basic and diluted	$(0.55)	$(0.54)	$(0.57)	$(0.47)	$(2.13)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$7,973	$8,135	$9,705	$9,780	$35,593
Loss from operations	(7,973)	(8,135)	(9,705)	(9,780)	(35,593)
Net loss	(7,880)	(8,647)	(9,510)	(9,611)	(35,648)
Net loss attributable to common stockholders - basic and diluted	$(0.38)	$(0.42)	$(0.46)	$(0.46)	$(1.72)