Form 10-K/A
period 2019-12-31
Allena Pharmaceuticals, Inc.
filed 2020-04-29
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 10, 2020 there were 24,742,146 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Allena Pharmaceuticals, Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2019 of Allena Pharmaceuticals, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2019. At this time, Allena is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2019.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Allena,” “the Company,” “we,” “us,” and “our” in this Amendment refer to Allena Pharmaceuticals, Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age (as of April 10, 2020) and position of each of our executives and directors.

Name	Age	Position(s) Held	Director Since
Executives Louis Brenner(1).	50	Chief Executive Officer and President, Director	2019
Edward Wholihan(1).	60	Chief Financial Officer
Non-Executive Directors Robert Alexander(2)	50	Director	2016
Allene Diaz(3) (4)	55	Director	2019
Andrew A. F. Hack, M.D., Ph.D. (2)	46	Director	2018
Alexey Margolin, Ph.D.	67	Director	2011
Gino Santini(2) (3)	64	Director	2012
Robert Tepper, M.D. (4)	64	Director	2016
James Topper, M.D., Ph.D. (3) (4)	58	Director	2011

(1)	Executive officer
(2)	Member of the audit committee
(3)	Member of the compensation committee
(4)	Member of the nominating and corporate governance committee

Executive Team

Louis Brenner, M.D. has served as a member of our Board of Directors and Chief Executive Officer since February 2019 and our President since February 2017. He also served as our Chief Operating Officer from April 2015 to February 2019. Dr. Brenner has more than a decade of industry leadership experience, including pharmaceutical development strategy, regulatory affairs, business development and marketing. From January 2014 to April 2015, Dr. Brenner served as Senior Vice President and Chief Medical Officer at Idera Pharmaceuticals, Inc. (Nasdaq: IDRA). Dr. Brenner served as Chief Medical Officer for Radius Health, Inc. (Nasdaq: RDUS), a biopharmaceutical company, from November 2011 to January 2014. Dr. Brenner has designed, planned and directed successful clinical trials at all stages and in multiple indications. He also serves on the board of directors of Goldfinch Biopharma Inc., a privately held biotechnology company. Dr. Brenner earned a B.S. from Yale University, an M.D. from Duke University and an M.B.A. from Harvard Business School. He completed his residency in internal medicine at Brigham and Women’s Hospital and his fellowship in nephrology at Brigham and Women’s Hospital and Massachusetts General Hospital. Dr. Brenner holds a clinical appointment at Brigham and Women’s Hospital.

Edward Wholihan has served as our Chief Financial Officer since June 2016. Mr. Wholihan brings to us more than 25 years of financial, operational, and global business development leadership in the healthcare, life science, and technology sectors. From January 2015 to June 2016, Mr. Wholihan provided consulting and interim CFO and corporate development services to growth companies in the healthcare, life sciences, technology, and services industries. From June 2011 to July 2014, Mr. Wholihan served as Chief Financial Officer of Medical Specialties Distributors LLC, or MSD, a healthcare services provider. Prior to MSD, he served as Chief Financial Officer of Generation Health, Inc., a healthcare management company, from 2010 to 2011, and as Chief Financial Officer and Vice President of Business Development for Inovise Medical, Inc., a medical device company, from 2002 to 2009. Mr. Wholihan began his career at McKinsey & Company. Mr. Wholihan earned an M.B.A. from Stanford University’s Graduate School of Business and a B.A. in economics from Yale University.

Non-executive directors

Robert Alexander, Ph.D. has served as a member of our Board of Directors since June 2016. Since April 2017, Dr. Alexander has served as the chief executive officer of Allakos Inc. From March 2013 to March 2017, Dr. Alexander served as the Chief Executive Officer of ZS Pharma, Inc., or ZS Pharma. He also served on the Board of Directors of ZS Pharma from March 2013 to December 2015, when it was acquired by AstraZeneca PLC, including as chairman of the Board of Directors from March 2013 to March 2014. From November 2005 to March 2013, Dr. Alexander served as a director at Alta Partners, a venture capital firm in life sciences. In addition, he acted as Executive Chairman and interim Chief Executive Officer of SARcode Biosciences Inc. (acquired by Shire plc in April 2013), a biopharmaceutical company. Dr. Alexander was a post-doctoral fellow at Stanford University in the pathology department. He also holds a Ph.D. with a focus in immunology from the University of North Carolina and a B.A. in zoology from Miami University of Ohio. We believe Dr. Alexander is qualified to serve on our Board of Directors based on his background and experience in the life sciences sector.

Allene Diaz has served as a member of our Board of Directors since April 2019. She currently serves as the Senior Vice President, R&D Portfolio Management at GlaxoSmithKline.  Prior to that, she served as the Senior Vice President of Global Commercial Development and Program Strategy at TESARO, Inc. since May 2015. Prior to her tenure at TESARO, Inc., Ms. Diaz spent seven years at EMD/Merck Serono, divisions of Merck KGaA, Darmstadt, Germany in a variety of roles including Senior Vice President, Managed Markets and Senior Vice President, Head of US Oncology Commercial. She also spent time as the Head of Global Strategic Planning and as the Head of the Global Oncology Business Unit for Merck Serono. In addition, Ms. Diaz has held management positions at several leading biopharmaceutical companies, including Amylin Pharmaceuticals, Biogen and Pfizer. Ms. Diaz also served as an independent director of Erytech Pharma SA, a clinical-stage biopharmaceutical company developing innovative therapies for cancer, from September 2016 to September 2019. Ms. Diaz has a B.S. from Florida State University. We believe that Ms. Diaz’s experience with pharmaceutical companies and her executive leadership, managerial and business experience qualifies her to serve on our Board of Directors.

Andrew A. F. Hack, M.D., Ph.D. has served as a member of our Board of Directors since June 2018. Dr. Hack is currently Managing Director of Bain Capital Life Sciences. Dr. Hack served as Chief Financial Officer of Editas Medicine, Inc. (Nasdaq: EDIT), or Editas, from July 2015 to March 2019. Prior to joining Editas, from May 2011 to June 2015, Dr. Hack was a portfolio manager at Millennium Management LLC, an institutional asset manager, or Millennium, where he ran a healthcare fund focused on biotechnology, pharmaceutical, and medical device companies. Before joining Millennium, Dr. Hack was a healthcare analyst at HealthCor Management, L.P., a registered investment advisor, or HealthCor, from December 2008 to May 2011. Prior to HealthCor, Dr. Hack served as a healthcare analyst for hedge fund Carlyle-Blue Wave Partners and as principal of the MPM BioEquities Fund, a hedge fund that was affiliated with MPM Capital. Dr. Hack began his investment career covering the biotechnology sector at investment banks Banc of America Securities LLC and Rodman & Renshaw, LLC. Previously, Dr. Hack was Director of Life Sciences and co-founder of Reify Corporation, a life science tools and drug discovery company. Dr. Hack co-founded Reify Corporation, a life science tools and drug discovery company. Dr. Hack serves as a director of Mersana Therapeutics, Inc. (Nasdaq: MRSN). Dr. Hack received his B.A. in biology with special honors from the University of Chicago, where he also received his M.D. and Ph.D. We believe Dr. Hack’s financial background and extensive and diverse experience in the life sciences industry qualify him to serve on our Board of Directors.

Alexey Margolin, Ph.D. is our co-founder and has served as a member of our Board of Directors since September 2011, and Chairman of our Board of Directors since February 2019. He served as our Chief Executive Officer from September 2011 to February 2019. From September 2011 to February 2017, Dr. Margolin also served as our President. From September 2011 to April 2014, Dr. Margolin served as Chief Executive Officer of Alcresta Therapeutics, Inc., or Alcresta, which he also co-founded and where he currently serves on the board of directors. From September 2011 to July 2013, Dr. Margolin also served as President of Alcresta. Prior to Alcresta, Dr. Margolin co-founded Alnara Pharmaceuticals, Inc., or Alnara, in 2008, where he was President and Chief Executive Officer until 2010, when Alnara was acquired by Eli Lilly & Co., or Eli Lilly. Previously, Dr. Margolin also served as Chief Scientific Officer of Altus Pharmaceuticals, Inc., or Altus, through 2007, where he initiated and led several therapeutics programs based on protein crystallization technology. In 2003, Dr. Margolin was elected fellow of the American Institute of Medicine and Biological Engineering. He is the author of more than 60 publications and is an inventor on several patents. Dr. Margolin holds both his M.S. in chemistry and Ph.D. in bio-organic chemistry from

Moscow University. We believe that Dr. Margolin is qualified to serve on our Board of Directors because of his extensive experience and knowledge in the fields of protein drug development and enzymology.

Gino Santini has served as a member of our Board of Directors since February 2012. Mr. Santini is the Chairman of the board of directors of AMAG Pharmaceuticals (Nasdaq: AMAG), and a member of the board of directors of Horizon Pharma plc (Nasdaq: HZNP), Intercept Pharmaceuticals (Nasdaq: ICPT), Collegium Pharmaceuticals (Nasdaq: COLL), Intarcia Therapeutics, and Artax Biopharma. He previously served on the boards of SORIN SpA (SRN.MI) and Vitae Pharmaceuticals (Nasdaq: VTAE) until their acquisitions. Mr. Santini has been an advisor of European and US venture capital funds, and pharmaceutical and biotechnology companies since 2011, when he retired after a 27-year career at Eli Lilly. Mr. Santini’s last role at Eli Lilly was Senior Vice President of corporate strategy and business development. Mr. Santini holds a degree in Mechanical Engineering from the University of Bologna and an M.B.A. from the Simon School of Business, University of Rochester. We believe that Mr. Santini’s long career at Eli Lilly and extensive domestic and international commercial, corporate strategy, business development and transaction experience are valuable skill sets for our Board of Directors.

Robert Tepper, M.D. has served as a member of our Board of Directors since September 2011. Dr. Tepper is a partner of Third Rock Ventures, L.P., or Third Rock, which he co-founded in March 2007 and where he focuses on the formation, development and scientific strategy of Third Rock’s portfolio companies, as well as actively identifying and evaluating new investments. Prior to joining Third Rock, Dr. Tepper served as President of Research and Development at Millennium Pharmaceuticals, Inc. Dr. Tepper serves as an adjunct faculty member at Harvard Medical School and Massachusetts General Hospital and has served as an advisory board member of several healthcare institutions, including the Partners HealthCare Center for Personalized Genetic Medicine, Harvard Medical School and Tufts Medical School. Dr. Tepper is a board member of the public companies Jounce Therapeutics, Inc. (Nasdaq: JNCE) and Neon Therapeutics (Nasdaq: NTGN) and various private life sciences companies. Dr. Tepper was previously a board member of the public company bluebird bio, Inc. (Nasdaq: BLUE) and Kala Pharmaceuticals, Inc. (Nasdaq: KALA). Dr. Tepper also has served on the board of overseers at Tufts University and on the Council of the National Center for Advancing Translational Sciences at the National Institutes of Health. Dr. Tepper holds an A.B. in biochemistry from Princeton University and an M.D. from Harvard Medical School. We believe that Dr. Tepper’s experience in the venture capital industry, particularly with biotech and pharmaceutical companies, combined with his experience building and operating research and development operations, on the boards of public and private life sciences companies and as faculty and advisory board member of several healthcare institutions, qualify him to serve as a member of our Board of Directors.

James N. Topper, M.D., Ph.D. has served as a member of our Board of Directors since September 2011. Since 2005, Dr. Topper has also served as the Managing General Partner at Frazier Healthcare Partners, a venture capital firm, with whom he served as a Partner from 2003 to 2005. Prior to that, from 2002 to 2003, Dr. Topper served as head of the Cardiovascular Research and Development Division at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. Since June 2016, Dr. Topper has served as a member of the board of directors of Alpine lmmunosciences Inc., a biotechnology company (Nasdaq: ALPN), since May 2016, Dr. Topper has served as a member of the board of directors of Aptinyx Inc., a biopharmaceutical company (Nasdaq: APTX), since January 2018, Dr. Topper has served as a member of the board of directors of Phathom Pharmaceuticals, Inc., a biopharmaceutical company (Nasdaq: PHAT), and since 2007, Dr. Topper has served as a member of the board of directors of AnaptysBio, Inc., a biotechnology company (Nasdaq: ANAB). and since October 2018 he has served on the board of directors of Amunix Pharmaceuticals, Inc., a pharmaceutical company. In addition, from April 2014 to March 2017, Dr. Topper served as a member of the board of directors of Sierra Oncology, Inc. (formerly ProNai Therapeutics, Inc.), an oncology company (Nasdaq: DNAI), and from March 2016 to June 2019, Dr. Topper served as a member of the board of directors of Entasis Therapeutics Inc., a pharmaceutical company (Nasdaq: ETTX).Dr. Topper also served as a member of the board of directors of MavuPharma (2016 to 2019), and is a member of the board of directors of each of Amunix Pharmaceuticals (October 2018 to present) and Lassen Therapeutics (July 2018 to present). From March 2011 to December 2013, Dr. Topper served as a member of the board of directors of Portola Pharmaceuticals, Inc., a biopharmaceutical company (Nasdaq: PTLA), and from 2004 to April 2015 as a member of the board of directors of Amicus Therapeutics, Inc., a biopharmaceutical company (Nasdaq: FOLD). Dr. Topper received a B.S. in biology from the University of Michigan and an M.D. and a Ph.D. in biophysics from Stanford University. We believe that Dr. Topper’s experience overseeing Frazier Healthcare investments in biotechnology, senior-management experience in our industry, significant knowledge of medical and scientific matters affecting our business, and understanding of our industry provide him with the qualifications and skills to serve on our Board of Directors.

Board of Directors

The Board of Directors oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board of Directors does not involve itself in the day-to-day operations of the Company. Our executive officers and management oversee the day-to-day operations. Our directors fulfill their duties and responsibilities by attending meetings of the Board of Directors, which are held from time to time.

The Board of Directors held seven (7) meetings during the year ended December 31, 2019. Each of our current directors attended at least 75% of the total of (i) the meetings of the Board of Directors held during the period for which he had been a director and (ii) the meetings of the committee(s) on which that director served during such period, with the exception of Robert Alexander, who attended 73% of the total meetings of the Board of Directors and committees thereof. It is our policy to encourage our directors to attend the annual meeting, and each of our directors attended the annual meeting in 2019.

Board of Directors Independence

Under the listing requirements and rules of The Nasdaq Stock Market, or Nasdaq, independent directors must compose a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Our Board of Directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our Board of Directors determined that all directors, other than Dr. Brenner and Dr. Margolin, qualify as “independent” directors within the meaning of the Nasdaq rules. As required under applicable Nasdaq rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three staggered classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2020 for Class III directors, 2021 for Class I directors and 2022 for Class II directors.

•	Our Class I directors are Alexey Margolin, Ph.D., Andrew A.F. Hack, M.D., Ph.D. and James N. Topper, M.D. Ph.D.;
•	Our Class II directors are Louis Brenner, M.D., Allene Diaz and Robert Tepper, M.D.; and
•	Our Class III directors are Robert Alexander, Ph.D. and Gino Santini.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Committees of the Board of Directors

The Board of Directors has three committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Continuing directors and our nominees for election as director are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances, and are also required to participate in the meetings of committees on which they serve. The following table provides membership information for each committee as of April 10, 2020:

Name	Audit	Nominating and Corporate Governance	Compensation
Robert Alexander, Ph.D.	✓†
Andrew A. F. Hack, M.D., Ph.D.	✓*†
Gino Santini	✓		✓*
James Topper, M.D., Ph.D.		✓	✓
Allene Diaz		✓	✓
Robert Tepper, M.D.		✓*

*Committee Chairman

†Financial Expert

Audit Committee

The members of our audit committee include Dr. Alexander, Dr. Hack and Mr. Santini. Dr. Hack serves as chairman of the audit committee. Mr. Santini has decided not to stand for reelection and will retire from our Board of Directors, including the audit committee, effective as of the Annual Meeting. Effective as of the Annual Meeting, Allene Diaz will join the audit committee. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.allenapharma.com. The inclusion of our website address here and elsewhere in this Amendment does not include or incorporate by reference the information on our website into this Amendment. The audit committee held four (4) meetings during the year ended December 31, 2019.

Our Board of Directors has determined that Dr. Alexander, Dr. Hack and Mr. Santini, as well as Ms. Diaz are independent directors, as independence is currently defined in Rule 5605 of the Nasdaq listing standards and Rule 10A-3 under the Exchange Act. In addition, our Board of Directors has determined that each member of the audit committee is financially literate and that each of Dr. Hack and Dr. Alexander qualifies as an “audit committee financial expert” as defined in applicable SEC rules. In making this determination, our Board of Directors has considered the formal education and nature and scope of their previous experience, coupled with past and present service on various audit committees. The responsibilities of our audit committee include, among other things:

•	appointing, approving the compensation of, reviewing the performance of, and assessing the independence of our independent registered public accounting firm;
•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
•

reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending, based upon its review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

•	preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement; and
•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions.

All audit services to be provided to us and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Ms. Diaz, Dr. Tepper and Dr. Topper. Dr. Tepper serves as chairman of the nominating and corporate governance committee. Following the Annual Meeting, Ms. Diaz will step off of the nominating and corporate governance committee and the committee will be comprised solely of Drs. Tepper and Topper. Our Board of Directors has determined that all members of our nominating and corporate governance committee are independent as independence is currently defined in Section 5605 of the Nasdaq listing standards. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.allenapharma.com. The nominating and corporate governance committee held one (1) meeting during the year ended December 31, 2019.

The responsibilities of our nominating and corporate governance committee include, among other things:

•	developing and recommending to the board of directors criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	identifying individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a set of corporate governance principles;
•	reviewing and discussing with the board of directors corporate succession plans for the chief executive officer and other senior management positions;
•	reviewing policies related to risk assessment and risk management; and
•	establishing, maintaining and overseeing our Code of Business Conduct and Ethics.

The nominating and corporate governance committee periodically determines the qualifications, qualities, skills and other expertise required to be a director and develops, subject to approval by the full Board of Directors, criteria to be considered in selecting nominees for director. Among other things, the nominating and corporate governance committee considers whether the Board of Directors reflects the balance of knowledge, experience, skills, expertise, integrity, ability to make analytical inquiries, and diversity as a whole that the committee deems appropriate. The nominating and corporate governance committee has not adopted a policy regarding the consideration of diversity in identifying director nominees. The process followed by the nominating and corporate governance committee to identify and evaluate director candidates includes requests to current directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board of Directors. The nominating and corporate governance committee may use outside consultants to assist in identifying or evaluating candidates. Final approval of director candidates is determined by the full Board of Directors.

The nominating and corporate governance committee will consider qualified nominations for directors recommended by stockholders. In general, stockholder recommendations are evaluated on the same basis as any recommendation from members of the Board of Directors or management of the Company. Recommendations should be sent to our Secretary, c/o Allena Pharmaceuticals, Inc., One Newton Executive Park, Suite 202, Newton, MA 02462. For additional information about our director nomination requirements, please see “Stockholder Proposals and Nominations” and our amended and restated bylaws.

Compensation Committee

The members of our compensation committee are Ms. Diaz, Mr. Santini and Dr. Topper. Mr. Santini serves as chairman of the compensation committee. Mr. Santini has decided not to stand for reelection and will retire from our Board of Directors, including the compensation committee, effective as of the Annual Meeting.  Following the Annual Meeting the compensation committee will be comprised solely of Ms. Diaz and Dr. Topper, with Ms. Diaz chairing the committee. All members of our compensation committee are independent as independence is currently defined in Section 5605 of the Nasdaq listing standards, and qualify as non-employee directors under Rule 16b-3 of the Exchange Act and outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The compensation committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.allenapharma.com. The compensation committee held two (2) meetings during the year ended December 31, 2019.

The responsibilities of our compensation committee include, among other things:

•	annually reviewing and recommending for approval by the independent directors of the board individual and corporate goals and objectives relevant to the compensation of our executive officers;
•	evaluating the performance of our executive officers in light of such individual and corporate goals and objectives and determining the compensation of our executive officers;
•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•	annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of Nasdaq;
•	overseeing and administering our compensation and similar plans;
•	reviewing and approving our policies and procedures for the grant of equity-based awards;
•	reviewing and making recommendations to the board of directors with respect to director compensation;
•

reviewing and approving stock option grants, and making recommendations to the board of directors with respect to stock option grants made to directors, executive officers, senior vice presidents or anyone reporting directly to our chief executive officer; and

•	reviewing and discussing with management the compensation discussion and analysis, if any, to be included in our annual proxy statement.

The compensation committee discharges the Board of Director’s responsibilities relating to compensation of the Company’s directors and executive officers, oversees the Company’s overall compensation structure, policies and programs, reviews the Company’s processes and procedures for the consideration and determination of director and executive compensation, and is responsible for producing an annual report for inclusion in this proxy or the annual report on Form 10-K, as applicable, in accordance with applicable rules and regulations. As part of its process for approving the compensation for our executive officers other than our Chief Executive Officer, the compensation committee reviews and considers the recommendations made by our Chief Executive Officer. In fulfilling its responsibilities, the compensation committee may delegate any or all of its responsibilities to a subcommittee of the compensation committee, but only to the extent consistent with our amended and restated certificate of incorporation, amended and restated bylaws, Nasdaq rules, and other applicable law. In addition, pursuant to its charter, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation. In 2019, the compensation committee engaged Aon Hewitt to assist in its review of officer and director compensation.

Compensation Committee Interlocks and Insider Participation

During 2019, Mr. Bolte, Ms. Diaz, Mr. Santini and Dr. Topper served as members of our compensation committee. Mr. Bolte retired from our Board of Directors, including the compensation committee, effective as of June 5, 2019. Mr. Santini has decided not to stand for reelection and will retire from our Board of Directors, including from the compensation committee, effective as of the Annual Meeting.  Following the Annual Meeting the compensation committee will be comprised solely of Ms. Diaz and Dr. Topper, with Ms. Diaz chairing the committee.

No member of the compensation committee was an employee or officer of the Company during 2019, is a former officer of the Company, or had any other relationship with us requiring disclosure herein.

During the last fiscal year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (2) a director of another entity, one of whose executive officers served on our compensation committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors.

Risk Oversight

Risk is inherent with every business and how well a business manages risk ultimately determines its success. We face a number of risks, including risks relating to our operations and strategic direction as more fully discussed under the heading “Risk Factors” in our annual report on Form 10-K and other SEC filings. Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing the Company. Throughout the year, senior management reviews these risks and related mitigation strategies and plans with the audit committee of the Board of Directors at regular Committee meetings in connection with public disclosures and SEC filings and as part of management presentations to the Board of Directors that focus on particular business functions, operations or strategies.

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee is responsible for overseeing our significant financial and operational risk exposures and the steps our management has taken to monitor and control these exposures.

The audit committee also monitors compliance with legal and regulatory requirements, including managing violations of our code of business conduct and ethics. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and considers and approves or disapproves any related-persons transactions. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Item 11. Executive Compensation

Compensation Overview

This compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers for 2019, who were Louis Brenner, M.D., our former Chief Operating Officer and current President and Chief Executive Officer, Edward Wholihan, our current Chief Financial Officer and Alexey Margolin, Ph.D., our former Chief Executive Officer and current Chairman of our Board of Directors. We refer to these three individuals as our named executive officers for 2019. On January 4, 2019, Dr. Margolin executed a transition agreement pursuant to which he resigned as Chief Executive Officer, effective as of February 1, 2019. On January 4, 2019, Dr. Brenner, our then President and Chief Operating Officer, executed an amended and restated employment agreement pursuant to which to he became our President and Chief Executive Officer and a member of our Board of Directors, effective as of February 1, 2019.

Our executive compensation program is based on a pay for performance philosophy. Compensation for our named executive officers is composed primarily of the following main components: base salary, bonus and long term equity incentives. Our named executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans.

Setting Executive Compensation

Our compensation committee is responsible for reviewing and determining the compensation of all executive officers.

We have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation.

Role of the Compensation Committee

The compensation committee, which is comprised entirely of independent directors, reviews the compensation packages for our named executive officers, including an analysis of all elements of compensation separately and in the aggregate.

In reviewing and approving these matters, our compensation committee considers such matters as it deems appropriate, including our financial and operating performance, the alignment of the interests of our executive officers and our stockholders and our ability to attract and retain qualified and committed individuals, as well as each executive officer’s performance, experience, responsibilities and the compensation of executive officers in similar positions at comparable companies.

Role of Compensation Consultant

Our compensation committee has engaged Aon Hewitt, an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs.

Our compensation committee charter requires that its compensation consultants be independent of Company management. During 2019, Aon Hewitt did not provide services to us other than the services to our compensation committee described in this proxy statement. Our compensation committee performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our compensation committee has determined that Aon Hewitt is independent and that their work has not raised any conflict of interests.

2019 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Louis Brenner, M.D.(5)	2019	493,772	2,173,355	299,998	—	13,509	2,980,634
President & Chief Executive Officer & Former Chief Operating Officer	2018	443,896	493,059	—	173,010	2,309	1,112,274
Edward Wholihan	2019	374,232	851,076	199,435	—	12,796	1,437,539
Chief Financial Officer	2018	370,146	374,488	—	127,005	1,596	873,235
Alexey Margolin, Ph.D.(6)	2019	51,073	—	—	—	4,842	55,915
Chairman and Former Chief Executive Officer	2018	539,174	934,020	—	265,581	1,596	1,740,371

(1)

Amounts reflect the grant date fair value of option awards granted or modified in 2019 and 2018 in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of applicable awards.

(2)

Amounts reflect the grant date fair value of restricted stock units granted in 2019 in accordance with ASC 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of applicable awards.

(3)	The amounts reported represent bonuses paid based upon the achievement of company and individual performance objectives for the applicable year.
(4)

Amounts reported represent life and long-term disability insurance premiums paid by us for the applicable year of which the named executive officers are the beneficiaries of the insurance and our matching contributions made in accordance with the provisions of our 401(k) retirement plan.

(5)	Dr. Brenner was promoted to Chief Executive Officer in February 2019.
(6)

Dr. Margolin resigned as our Chief Executive Officer in February 2019 and currently serves as the Chairman of our Board of Directors. The compensation earned by Dr. Margolin for his service as Chairman of our Board of Directors following his resignation is reported in the section entitled “2019 Director Compensation” below.

Narrative to Summary Compensation Table

Base Salary

Our compensation committee reviews the base salaries of our executive officers from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Cash Bonuses

We believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by the Board of Directors. We have an annual objective-setting and review process for our named executive officers that is the basis for determination of potential annual bonuses. Our Board of Directors reviews and approves both the annual objectives and the payment of annual bonuses for our executives. Our employment agreements with our named executive officers provide that they will be eligible for annual performance-based bonuses up to a specific percentage of their salary, subject to approval by our Board of Directors. The performance-based bonus is tied to a set of specified corporate goals for our named executive officers and we conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our Board of Directors primarily based on such review process. Our Board of Directors makes the final determination of both the specified corporate goals and the eligibility requirements for and the amount of such bonus awards. Dr. Brenner and Mr. Wholihan participated in our 2019 Bonus Plan. In December 2019, our Board of Directors determined not to pay cash incentive compensation for 2019 performance to Dr. Brenner and Mr. Wholihan.  Instead, each of Dr. Brenner and Mr. Wholihan received retention restricted stock units that may vest in two equal installments on June 2, 2020 and December 2, 2020.

Equity-Based Compensation

Equity-based compensation is an integral part of our overall compensation program. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly qualified executives, achieve strong long-term stock price performance and align our executives’ interests with those of our stockholders. In addition, equity awards are subject to vesting over time, subject to the executive’s continued employment with the Company, and this vesting feature contributes to executive retention. We have historically granted stock option awards at the start of employment to each executive and our other employees. Based on the recommendation of Aon Hewitt, and subject to the approval of our compensation committee, we began granting additional equity to our executive officers on an annual basis, which practice commenced in February 2018. During the year ended December 31, 2019, we granted options to purchase shares of our common stock to each of our named executive officers, as described in more detail in the “Outstanding Equity Awards at Fiscal Year-End Table” below.

Employment Arrangements with Our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. Except as noted below, these employment agreements will provide for “at will” employment and contain the additional terms summarized below:

Dr. Brenner. On January 4, 2019, Dr. Brenner executed an amended and restated employment agreement (the “A&R Employment Agreement”) with the Company to become the Company’s President and Chief Executive Officer and a member of the Board of Directors, effective as of February 1, 2019.

Pursuant to his A&R Employment Agreement, Dr. Brenner’s initial base salary shall be equal to $500,000, his initial annual target incentive compensation shall be equal to 50 percent of his base salary, and he shall be eligible to participate in the Company’s benefit plans as in effect from time to time. The A&R Employment Agreement also provided for the grant of an option to purchase 305,000 shares of the Company’s common stock, which shall vest over four years, with 25% vesting on the one year anniversary of the February 1, 2019 and the remaining shares vesting in equal monthly installments thereafter, in each case subject to Dr. Brenner’s continued employment with the Company. In addition, in the event that his employment is terminated by us without “cause” (as defined in the A&R Employment Agreement) or he terminates his employment for “good reason” (as defined in the A&R Employment Agreement), and subject to the delivery of a fully effective release of claims, he will be entitled to an amount equal to twelve (12) months of his then-current base salary plus twelve (12) months of his target annual incentive compensation for the prior fiscal year, payable in substantially equal installments for a period of twelve

(12) months following his termination of employment, plus our continued payment of the employer portion of health insurance premiums for twelve (12) months or, if earlier, until such time as Dr. Brenner’s COBRA period expires or he becomes eligible for group health insurance from another employer. If Dr. Brenner’s employment is terminated by us without cause or he terminates his employment for good reason, in each case within twelve (12) months after a change in control, then in lieu of the foregoing severance, and subject to the delivery of a fully effective release of claims, Dr. Brenner will be entitled to receive (i) a lump sum amount equal to the sum of eighteen (18) months of his then-current base salary plus his target annual incentive compensation for the year in which the termination occurs, (ii) a prorated portion of the target annual incentive compensation for the year in which the date of termination occurs, payable when the annual incentive compensation would otherwise be paid, (iii) any earned, but unpaid annual bonus for the year immediately prior to the year in which the date of termination occurs and (iv) continued payment of the employer portion of health insurance premiums for eighteen (18) months or, if earlier, until such time as Dr. Brenner’s COBRA period expires or he becomes eligible for group health insurance from another employer. In addition, all time-based stock options or other time-based stock awards granted to Dr. Brenner will accelerate and vest in full.

Mr. Wholihan. Pursuant to Mr. Wholihan’s employment agreement dated October 17, 2017, Mr. Wholihan’s initial base salary was equal to $350,600, his initial annual target incentive compensation was equal to 35 percent of his base salary, and he is eligible to participate in the Company’s benefit plan as in effect from time to time. In addition, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or he terminates his employment for “good reason” (as defined in his employment agreement), and subject to delivery of a fully effective release of claims he will be entitled to an amount equal to nine (9) months of his then-current base salary plus nine (9) months of his target annual incentive compensation for the prior fiscal year, payable in substantially equal installments for a period of nine (9) months following his termination of employment, plus our continued payment of the employer portion of health insurance premiums for nine (9) months or, if earlier, until such time as Mr. Wholihan’s COBRA period expires or he becomes eligible for group health insurance from another employer. If Mr. Wholihan’s employment is terminated by us without cause or he terminates his employment for good reason, in each case within twelve (12) months after a change in control, then in lieu of the foregoing severance, and subject to the delivery of a fully effective release of claims, Mr. Wholihan will be entitled to receive (i) a lump sum amount equal to the sum of twelve (12) months of his then-current base salary plus his target annual incentive compensation for the year in which the termination occurs, (ii) a prorated portion of the target annual incentive compensation for the year in which the date of termination occurs, payable when the annual incentive compensation would otherwise be paid, (iii) any earned, but unpaid annual bonus for the year immediately prior to the year in which the date of termination occurs and (iv) continued payment of the employer portion of health insurance premiums for twelve (12) months or, if earlier, until such time as Mr. Wholihan’s COBRA period expires or he becomes eligible for group health insurance from another employer. In addition, all time-based stock options or other time-based stock awards granted to Mr. Wholihan will accelerate and vest in full.

Dr. Margolin. On January 4, 2019, Dr. Margolin executed a transition agreement pursuant to which he resigned as Chief Executive Officer, effective as of February 1, 2019.  Pursuant to the transition agreement, Dr. Margolin shall serve as Chairman of the Board of Directors and shall be eligible to receive compensation in accordance with our non-employee director compensation policy, as described below under “Non-Employee Director Compensation Policy.”  Dr. Margolin shall continue to vest in his equity awards and shall be eligible to receive an additional retainer equal to $80,000 for 2019 for his services as Chairman. In the event of a change in control, or in the event Dr. Margolin is not re-nominated or not re-elected following the end of his current term in 2021, Dr. Margolin’s outstanding equity awards will accelerate and vest in full.

We have also entered into employee confidentiality, inventions, non-solicitation and non-competition agreements with each of our named executive officers. Under such agreements, each named executive officer has agreed (1) not to compete with us during his or her employment and for a period of one year (nine (9) months, in Dr. Brenner’s case) after the termination of such employment, (2) not to solicit our employees during his or her employment and for a period of one year (nine months, in Dr. Brenner’s case) after the termination of such employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his or her employment.

401(k) Plan

We maintain the Allena Pharmaceuticals, Inc. 401(k) Plan, a tax-qualified retirement plan for our employees. Our 401(k) plan is intended to qualify under Section 401(k) of the Code so that contributions to our 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from our 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to our 401(k) plan.  The 401(k) plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary.  Matching contributions are fully vested at the time of contribution.

Health and Welfare Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans offered to our employees, including our medical, dental, life, and disability insurance plans, in each case on the same basis as other employees of the same status.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information with respect to outstanding option awards and restricted stock units (RSUs) held by each of our named executive officers as of December 31, 2019. Equity awards in the table below granted after October 31, 2017 were granted under our 2017 Stock Option and Incentive Plan, or our 2017 Plan. All other equity awards in the table below were granted under our 2011 Stock Incentive Plan, as amended, or our 2011 Plan.

	Option Awards							Stock Awards

	Grant Date	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Securities Underlying Unvested RSUs (#)	Market value of shares or units of stock that have not vested ($)(1)
Alexey Margolin, Ph.D.	3/5/14	3/5/14	(2)	20,834	—	0.75	3/4/2024	—
	5/15/2014	5/15/2014	(2)	9,998	—	0.75	5/14/2024	—
	12/16/2014	12/16/2014	(2)	215,620	—	1.17	12/15/2024	—
	3/10/2016	12/8/2015	(2)	98,831	32,936	1.59	3/9/2026	—
	2/9/2018	2/9/2018	(3)	39,583	150,417	6.91	2/8/2028	—
	6/5/2019	6/5/2019	(4)	—	14,000	5.59	6/4/2029	—

Louis Brenner, M.D.	6/18/2015	4/6/2015	(2)	203,236	—	1.17	6/17/2025	—
	3/10/2016	12/8/2015	(2)	76,664	—	1.59	3/9/2026	—
	2/26/2017	1/24/2017	(2)	31,833	11,810	4.01	2/25/2027	—
	2/9/2018	2/9/2018	(2)	45,833	54,167	6.91	2/8/2028	—
	1/4/2019	1/1/2019	(2)	—	305,000	7.03	1/3/2029	—
	12/2/2019	12/2/2019	(3)	—	375,000	2.42	12/1/2029	—
	12/2/2019	12/2/2019	(5)	—	—	—	—	123,966	338,427
Edward Wholihan	9/15/2016	6/20/2016	(2)	143,031	24,000	1.59	9/14/2026	—
	2/9/2018	2/9/2018	(3)	34,375	40,625	6.91	2/8/2028	—
	3/4/2019	2/19/2019	(3)	26,041	98,959	6.70	3/3/2029	—
	12/2/2019	12/2/2019	(3)	—	153,000	2.42	12/1/2029	—
	12/2/2019	12/2/2019	(5)	—	—	—	—	84,411	230,442

(1)

The market value of RSUs that have not vested is based on the number of unvested RSUs outstanding times $2.73, which was the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2019.

(2)	Stock option vests over four years, with 25% of the shares vesting on the first anniversary of the vesting start date, and the remaining shares vesting in 36 equal monthly installments thereafter.
(3)	Stock option vests over four years, with the shares vesting in 48 equal monthly installments following the vesting start date.
(4)

Stock option granted for services as member of the Company’s Board of Directors.  Stock option vests upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders following the date of grant.

(5)	50% of the RSUs vest on June 2, 2020 and the remaining 50% of the RSUs vest on December 2, 2020.

DIRECTOR COMPENSATION

2019 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2019. Alexey Margolin, our former Chief Executive Officer and a member of our Board of Directors, did not receive compensation for his service as a member of our Board of Directors prior to February 1, 2019, the effective date of his resignation as Chief Executive Officer of the Company. Dr. Margolin’s compensation for services as an employee in 2019 up to his date of resignation is included in the “2019 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Award ($)(1)	Total ($)
Robert Alexander, Ph.D. (2)	47,500	53,585	101,085
Allene Diaz (3)	34,166	127,070	161,236
Andrew Hack, M.D., Ph.D. (4)	55,000	53,585	108,585
Alexey Margolin, Ph.D. (5)	116,667	53,585	170,252
Gino Santini (6)	79,500	53,585	133,085
Robert Tepper, M.D. (7)	48,000	53,585	101,585
James Topper, M.D., Ph.D. (8)	50,000	53,585	103,585
Axel Bolte (9)	23,000	—	23,000

(1)

Amounts reflect the grant date fair value of option awards granted in 2019 in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting.

(2)	As of December 31, 2019, Dr. Alexander held 77,967 options, of which 58,519 options were exercisable.
(3)	Ms. Diaz joined our Board of Directors in April 2019. As of December 31, 2019, Ms. Diaz held 28,000 options, none of which were exercisable.
(4)	As of December 31, 2019, Dr. Hack held 34,364 options, of which 6,788 options were exercisable.
(5)	As of December 31, 2019, Dr. Margolin held 582,219 options, of which 465,302 options were exercisable.
(6)	As of December 31, 2019, Mr. Santini held 63,112 options, of which 49,112 options were exercisable.
(7)	As of December 31, 2019, Dr. Tepper held 44,546 options, of which 23,759 options were exercisable.
(8)	As of December 31, 2019, Dr. Topper held 44,546 options, of which 23,759 options were exercisable.
(9)	Mr. Bolte retired from our Board of Directors effective as of June 5, 2019. He did not hold any outstanding options as of December 31, 2019.

Non-Employee Director Compensation Policy

Our Board of Directors has adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer ($)
Board of Directors:
All non-employee members	40,000
Chair	30,000
Lead Independent Director	20,000
Audit Committee:
Members	7,500
Chair	15,000
Compensation Committee:
Members	6,000
Chair	12,000
Nominating and Corporate Governance Committee:
Members	4,000
Chair	8,000

In addition, each non-employee director is granted a non-qualified stock option to purchase 28,000 shares of our common stock on the date of such director’s election or appointment to the Board of Directors, which vests in equal annual installments over the three years following the grant date, subject to continued service as a director; provided that, if not already vested, such stock option shall vest and become fully exercisable on the date of the third annual meeting of stockholders following the grant date. On the date of each annual meeting of stockholders of our Company, each continuing non-employee director who has served as a director for the previous six months will be granted a non-qualified stock option to purchase 14,000 shares of common stock, which will vest and become fully exercisable upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders following the date of grant, subject to continued service as a director through such date.

As a non-employee member of the Board of Directors, Dr. Margolin participates in the non-employee director compensation policy and, pursuant to his transition agreement, Dr. Margolin received an additional cash retainer in 2019 of $80,000 for his service as Chairman of the Board of Directors. Subject to his continued service on the Board of Directors, all outstanding stock options held by Dr. Margolin shall continue to vest according to their existing vesting schedules.

Compensation Risk Assessment

We believe that, although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of April 10, 2020 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock;

•	our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. A person is deemed to be a beneficial holder of our common stock if that person has or shares voting power, which includes the power to vote or direct the voting of our common stock, or investment power, which includes the power to dispose of or to direct the disposition of such capital stock. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 24,742,146 shares of common stock outstanding as of April 10, 2020. Unless otherwise noted below, the address of each person listed on the table is c/o Allena Pharmaceuticals, Inc., One Newton Executive Park, Suite 202, Newton, MA 02462.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after April 10, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:
Frazier Healthcare VI, L.P. (1)	3,330,373	13.5%
Third Rock Ventures II, L.P. (2)	2,790,964	11.3%
Affiliates of Bessemer Venture Partners (3)	2,263,365	9.2%
Affiliates of Fidelity (4)	1,475,883	6.0%
Morgan Stanley Capital Services LLC (5)	1,253,847	5.1%
% Directors and executive officers:
Louis Brenner, M.D. (6)	585,134	2.4%
Robert Alexander, Ph.D. (7)	77,967	*
Allene Diaz (8)	9,333	*
Andrew Hack, M.D., Ph.D. (9)	27,576	*
Alexey Margolin, Ph.D. (10)	1,311,804	5.3%
Gino Santini (11)	78,684	*
Robert Tepper, M.D. (2) (12)	2,828,723	11.4%
James Topper, M.D., Ph.D. (1) (13)	3,368,132	13.6%
Edward Wholihan (14)	331,174	1.3%
All executive officers and directors as a group (9 persons)(15)	8,618,527	34.8%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)

The amounts shown and the following information are derived from the Schedule 13G filed on February 14, 2018 by Frazier Healthcare VI, L.P., or FH VI, FHM VI, L.P., or FM VI LP, and FHM VI, L.L.C., or FM VI LLC, Alan Frazier, or Frazier, Nader Naini, or Naini, Patrick Heron, or Heron, James Topper, or Topper, and Nathan Every, or Every, and together with FH VI, FM VI LP, FM VI LLC, Frazier, Naini, Heron, Topper and Every, the Frazier Reporting Persons. FH VI is the record owner of 3,330,373 shares of Common Stock. FM VI LP is the sole general partner of FH VI. FM VI LLC is the sole general partner of FM VI LP. Frazier, Naini, Heron, Topper, and Every are all of the members of FM VI LLC. As the general partner of FH IV, FM VI LP may be deemed to own beneficially the shares. As the general partner of FM VI LP., FM VI LLC likewise may be deemed to own beneficially the shares. As the managing members of FM VI LLC, each of the members also may be deemed to own beneficially the shares. Each Frazier Reporting Person disclaims beneficial ownership of such shares except for the shares, if any, such Frazier Reporting Person holds of record. The address of each Frazier Reporting Person is c/o Frazier Healthcare Partners, 601 Union, Two Union Square, Suite 3200, Seattle, Washington 98101.

(2)

The amounts shown and the following information are derived from the Schedule 13G filed on February 13, 2018 by Third Rock Ventures II, L.P., or TRV II, Third Rock Ventures GP II, L.P., or TRV GP II, which is the sole general partner of TRV II, TRV GP II, LLC, or TRV GP II LLC, which is the sole general partner of TRV GP II, Mark Levin, or Levin, a managing member of TRV GP II LLC, Kevin P. Starr, or Starr, a managing member of TRV GP II LLC and Robert I. Tepper, or Tepper and collectively with TRV II, TRV GP II, TRV GP II LLC, Levin and Starr, the TRV Reporting Persons, a managing member of TRV GP II LLC. TRV II directly owns 2,790,964 shares of Common Stock. TRV GP II is the general partner of TRV II and may be deemed to beneficially own the shares. TRV GP II LLC is the general partner of TRV GP II and may be deemed to beneficially own the shares. As a managing member of TRV GP II LLC, Levin may be deemed to beneficially own the shares. As a managing member of TRV GP II LLC, Tepper may be deemed to beneficially own the shares. As a managing member of TRV GP II LLC, Starr may be deemed to beneficially own the shares. The address of the principal business office of each of the TRV Reporting Persons is Third Rock Ventures, 29 Newbury Street, 3rd Floor, Boston, MA 02116.

(3)

The amounts shown and the following information are derived from the Schedule 13G filed on February 14, 2018 by Bessemer Venture Partners VII Institutional L.P., or BVP VII Institutional, Bessemer Venture Partners VII L.P., or BVP VII, and BVP VII Special Opportunity Fund L.P., or BVP VII SOF and, together with BVP VII Institutional and BVP VII, the BVP Entities, and information known to the Company. Consists of (i) 316,869 shares of common stock held of record by BVP II Institutional, (ii) 1,222,219 shares of common stock held of record by BVP VII SOF and (iii) 724,277 shares of common stock held of record by BVP VII. Deer VII & Co. L.P., or Deer L.P., is the general partner of the BVP Entities, and Deer VII & Co. Ltd., or Deer Ltd., is the general partner of Deer L.P. Each of Deer L.P. and Deer Ltd. may be deemed to have voting and dispositive power of the shares held by the BVP Entities. J. Edmund Colloton, David J. Cowan, Byron B. Deeter, Robert P. Goodman, Jeremy S. Levine and Robert M. Stavis are the directors of Deer Ltd. and share voting and dispositive power over the shares held by the BVP Entities are made by the directors of Deer VII Ltd. The address for each of these entities is c/o Bessemer Venture Partners, 1865 Palmer Avenue, Suite 104, Larchmont, New York 10538.

(4)

The amounts shown and the following information are derived from the Schedule 13G filed on February 7, 2020 by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio, or collectively the FMR Reporting Persons. Consists of 1,475,883 shares of common stock held by Select Biotechnology Portfolio. FMR LLC, is a parent holding company in accordance with Section 240.13d-1(b)(1)(ii)(G). Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of the FMR Reporting Persons is 245 Summer Street, Boston, Massachusetts 02210.

(5)

The amounts shown and the following information are derived from the Schedule 13G filed on March 30, 2020 by Morgan Stanley and Joint Stock Company Morgan Stanley Capital Services LLC. Consists of 1,253,847 shares of common stock held directly by Morgan Stanley Capital Services LLC. Morgan Stanley, as parent of Morgan Stanley Capital Services LLC, holds directly or indirectly a majority interest in the outstanding equity securities of Morgan Stanley Capital Services LLC and may therefore be deemed to beneficially own the shares. The principal business office for Morgan Stanley Capital Services LLC is 1585 Broadway, New York, NY 10036.

(6)

Includes (i) options to purchase 523,151 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020 and (ii) 61,983 restricted stock units vesting within sixty (60) days of April 10, 2020.

(7)	Includes options to purchase 77,967 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(8)	Includes options to purchase 9,333 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(9)	Includes options to purchase 27,576 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(10)	Includes (i) 808,752 shares of common stock and (ii) options to purchase 503,052 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(11)	Includes (i) 15,572 shares of common stock and (ii) options to purchase 63,112 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(12)	Includes options to purchase 37,759 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(13)	Includes options to purchase 37,759 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020.
(14)

Includes (i) 25,000 shares of common stock, (ii) options to purchase 264,968 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020 and (iii) 41,206 restricted stock units vesting within sixty (60) days of April 10, 2020.

(15)

Includes (i) options to purchase 1,544,677 shares of common stock presently exercisable or exercisable within sixty (60) days of April 10, 2020 and (ii) 103,189 restricted stock units vesting within sixty (60) days of April 10, 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2011 Plan, our 2017 Plan and our 2017 Employee Stock Purchase Plan, or the ESPP.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	4,433,341 (1)	3.82	1,016,967 (2)
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	4,433,341	3.82	1,016,967

(1)	As of December 31, 2019, there were 3,915,591 options outstanding under the 2011 Plan and 2017 Plan, with a weighted average exercise price of $4.33 and 517,750 RSUs outstanding under our 2017 Plan.
(2)

As of December 31, 2019, there were 636,962 shares available for grant under the 2017 Plan and 380,005 shares available for grants under the ESPP. As of the closing of our initial public offering, no additional equity awards may be granted under the 2011 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Person Transactions

Other than compensation arrangements, during our last fiscal year, we have engaged in the following transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and such 5% stockholders, in which the amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or one percent of our total assets at December 31, 2019. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers to the maximum extent allowed under Delaware law. Subject to the provisions of these agreements, these agreements, among other things, indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of our Board of Directors.

Agreements with our Stockholders

In connection with our preferred stock financings, we entered into an investor rights agreement, or the Investor Rights Agreement, a right of first refusal and co-sale agreement, and voting agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. The rights under each of these shareholder agreements terminated upon the closing of our initial public offering, other than certain registration rights for certain holders of our preferred stock as provided for in the Investor Rights Agreement and described below.

Registration Rights

The holders of our registrable shares, as described in Investor Rights Agreement, are entitled to rights with respect to the registration of these shares under the Securities Act, including demand registration rights, short-form registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by us and all selling expenses, including underwriting discounts and selling commissions, will be borne by the holders of the shares being registered

Demand Registration Rights

Certain holders of shares of our common stock are entitled to demand registration rights. Under the terms of the Investor Rights Agreement, we will be required, upon the written request of holders of at least 60% of the shares of our common stock issued upon conversion of our preferred stock, or a lesser percent if the anticipated net proceeds of the offering would exceed $15 million, to effect the registration of such common shares, subject to certain exceptions. We are required to effect only one registration pursuant to this provision of the Investor Rights Agreement.

Form S-3 Registration Rights

Certain holders of shares of our common are also entitled to short form registration rights. If we are eligible to file a registration statement on Form S-3, upon the written request of holders of at least 40% of our common stock issued upon conversion of our preferred stock to register shares with an anticipated aggregate offering price of at least $2,000,000, we will be required to use our commercially reasonable efforts to effect a registration of such shares, subject to certain exceptions. We are required to effect up to two registrations in any twelve month period pursuant to this provision of the Investor Rights Agreement.

Piggyback Registration Rights

Certain holders of shares of our common are also entitled to piggyback registration rights. If we propose to register any of our securities, either for our own account or for the account of other security holders, the holders of these shares are entitled to include their shares in the registration. Subject to certain exceptions, the managing underwriter may limit the number of shares included in the underwritten offering if it concludes that marketing factors require such a limitation.

Indemnification

The Investor Rights Agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.

Expiration of Registration Rights

The registration rights granted under the Investor Rights Agreement will terminate on the earliest of (i) a deemed liquidation event, as defined in the Investor Rights Agreement, and (ii) November 5, 2022.

Policies and Procedures for Related Person Transactions

We have adopted a Related Person Transaction Policy, which requires all related person transactions to be reviewed and approved by our audit committee or another independent body of our Board of Directors. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related person had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

We retained Ernst & Young LLP to provide audit services for the fiscal years ended December 31, 2019 and 2018. In the table below, audit fees reflects fees for audit services for the year ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$ 486,745	$ 490,177
Audit-Related Fees	$ —	$ —
Tax Fees	$ —	$ —
All Other Fees	$ 1,935	$ 1,720
Total	$ 488,680	$ 491,897

Pre-Approval Policies and Procedures

Our audit committee pre-approves all audit and permissible non-audit services provided by our auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis. All of the services described below were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2020

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner, M.D.
Louis Brenner, M.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Brenner, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2020
Louis Brenner, M.D.

/s/ Edward Wholihan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2020
Edward Wholihan
/s/ Alexey Margolin, Ph.D.	Chairman	April 29, 2020
Alexey Margolin, Ph.D.

/s/ Allena Diaz	Director	April 29, 2020
Allene Diaz
/s/ Andrew A. F. Hack, M.D., Ph.D.	Director	April 29, 2020
Andrew A. F. Hack, M.D., Ph.D.

/s/ Gino Santini Gino Santini	Director	April 29, 2020
/s/ Robert Tepper, M.D.	Director	April 29, 2020
Robert Tepper, M.D.
/s/ James N. Topper, M.D., Ph.D.	Director	April 29, 2020
James N. Topper, M.D., Ph.D.
/s/ Robert Alexander, Ph.D.	Director	April 29, 2020
Robert Alexander, Ph.D.