Form 10-Q
period 2020-03-31
Allena Pharmaceuticals, Inc.
filed 2020-05-13
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2020, the registrant had 24,742,146 shares of common stock, $0.001 par value per share, outstanding.

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

.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,451	$30,007
Prepaid expenses and other current assets	2,316	3,028
Total current assets	22,767	33,035
Property and equipment, net	360	401
Operating lease assets	421	549
Other assets	123	123
Total assets	$23,671	$34,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,739	$3,048
Loan payable, net of discount	3,992	3,992
Accrued expenses and other current liabilities	1,864	3,370
Operating lease liabilities, net of discount	428	498
Total current liabilities	8,023	10,908
Loan payable, net of current portion and discount	4,990	5,988
Operating lease liabilities, net of current portion and discount	—	14
Total liabilities	13,013	16,910
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 24,742,146 and 24,735,009 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	183,162	182,117
Accumulated deficit	(172,529)	(164,944)
Total stockholders’ equity	10,658	17,198
Total liabilities and stockholders’ equity	$23,671	$34,108

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,646	$9,128
General and administrative	2,878	2,431
Total operating expenses	7,524	11,559
Loss from operations	(7,524)	(11,559)
Other income (expense):
Interest income (expense), net	(54)	151
Other expense, net	(7)	(11)
Other income (expense), net	(61)	140
Net loss	$(7,585)	$(11,419)
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.55)
Weighted-average common shares outstanding—basic and diluted	24,737,127	20,814,715
Net loss	$(7,585)	$(11,419)
Comprehensive loss	$(7,585)	$(11,419)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Exercise of common stock options	7,039	—	13	—	13
Stock-based compensation	—	—	629	—	629
Net loss	—	—	—	(11,419)	(11,419)
Balance at March 31, 2019	20,816,064	$21	$167,682	$(129,024)	$38,679

Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Exercise of common stock options	7,137	—	10	—	10
Stock-based compensation	—	—	1,035	—	1,035
Net loss	—	—	—	(7,585)	(7,585)
Balance at March 31, 2020	24,742,146	$25	$183,162	$(172,529)	$10,658

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,585)	$(11,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,035	629
Depreciation expense	41	40
Non-cash interest expense	2	2
Amortization of operating lease assets	128	—
Non-cash lease expense	6	125
Changes in assets and liabilities:
Prepaid expenses and other current assets	712	1,510
Other assets	—	(144)
Accounts payable	(1,309)	534
Accrued expenses	(1,498)	(962)
Operating lease liabilities	(90)	(125)
Net cash used in operating activities	(8,558)	(9,810)
Cash flows from investing activities:
Purchases of property and equipment	—	(84)
Net cash used in investing activities	—	(84)
Cash flows from financing activities:
Proceeds from exercise of stock options	10	13
Repayment of loan payable	(1,000)	—
Other	(8)	(7)
Net cash (used in) provided by financing activities	(998)	6
Net decrease in cash and cash equivalents	(9,556)	(9,888)
Cash and cash equivalents, beginning of period	30,007	61,643
Cash and cash equivalents, end of period	$20,451	$51,755

Supplemental disclosures:
Right-of-use assets obtained in exchange of operating lease obligations	$—	$992

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company is focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease (“CKD”) and end-stage renal disease. The Company’s lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that it is developing for the treatment of hyperoxaluria, a metabolic disorder commonly associated with kidney stones, CKD and other serious kidney diseases. The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $172.5 million at March 31, 2020, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2020, the Company had $20.5 million of cash and cash equivalents.  The Company’s available cash and cash equivalents as of March 31, 2020 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and March 31, 2019 and cash flows for the three months ended March 31, 2020 and March 31, 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

The remainder of the Company’s significant accounting policies are described in the Annual Report filed on Form 10-K for the year ended December 31, 2019 that was filed with the United States Securities and Exchange Commission on March 16, 2020.

Recently Adopted Accounting Pronouncements

 In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements.  The new guidance became effective for the Company on January 1, 2020.  The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update are able to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the Company adopted ASU 2018-15 effective January 1, 2020, and it elected to apply this guidance on a prospective basis. There was no impact to the condensed consolidated financial statements due to the adoption of this guidance.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment.  ASU 2016-13 is effective for smaller reporting companies on January 1, 2023.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-13 will have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. The new guidance will become effective for the Company on January 1, 2020.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2019-12 will have a material impact on condensed consolidated financial statements.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted stock units and warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(7,585)	$(11,419)
Net loss attributable to common stockholders	$(7,585)	$(11,419)
Denominator:
Weighted-average common shares—basic and diluted	24,737,127	20,814,715
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.55)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Warrants	9,040	9,040
Stock options	3,849,951	2,956,726
Restricted stock units	517,750	—
Total	4,376,741	2,965,766

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$20,160	$20,160	$—	$—
Total assets	$20,160	$20,160	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,592	$29,592	$—	$—
Total assets	$29,592	$29,592	$—	$—

At March 31, 2020 and December 31, 2019, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended March 31, 2020 and the year ended December 31, 2019. There were no transfers within the fair value hierarchy during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Payroll and employee-related expenses	$1,303	$1,250
Third-party research and development expenses	293	1,393
Professional fees	195	229
Restructuring charges	6	373
Loan interest	39	43
Other	28	82
Total accrued expenses	$1,864	$3,370

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

Activity related to the Company’s accrued restructuring charges during the three months ended March 31, 2020 is as follows:

Accrued restructuring charges at December 31, 2019	$373
Amounts paid through March 31, 2020	(367)
Accrued restructuring charges at March 31, 2020	$6

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

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2020 are as follows (in thousands):

Remainder of 2020	$408
2021	30
Total maturities	438
Less: Amount representing interest	(10)
Present value of operating lease liabilities	$428

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2020 and 2019 was $0.1 million.  The Company’s operating leases had a weighted average remaining lease term of 0.8 years and a weighted average discount rate of 5.5% at March 31, 2020.

8. Loan and Security Agreement

            On June 29, 2018 the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement were available to the Company through one additional advance request until December 31, 2019.  Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 will be due and payable to PWB.  The Company’s obligation to pay this Success Fee survives termination of the Agreement.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at March 31, 2020 and December 31, 2019.

9. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Warrants	9,040	9,040
Stock options and restricted stock units	6,052,566	5,070,303
Employee stock purchase plan	380,005	380,005
Total	6,441,611	5,459,348

10. Stock Incentive Plan

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of March 31, 2020, 1,684,865 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$428	$255
General and administrative	607	374
Total	$1,035	$629

The fair value of each stock option granted to employees and directors during the three months ended March 31, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

Risk-free interest rate	2.5%-2.6%
Expected dividend yield	—%
Expected term (in years)	5.8-6.8
Expected volatility	82%

The Company did not grant any stock options during the three months ended March 31, 2020.  A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,915,591	4.33	8.1	$1,921
Granted	—	—
Exercised	(7,137)	1.31
Cancelled	(58,503)	6.45
Outstanding at March 31, 2020	3,849,951	$4.30	7.8	$30
Exercisable at March 31, 2020	1,863,318	$3.61	6.5	$30

As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $6.4 million. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units (RSUs)

In December 2019, the Company made awards of time-based RSUs to certain employees and officers of the Company.  The Company awarded 517,750 RSUs to employees and officers of the Company. The RSUs vest as to 50% on June 2, 2020 and 50% on December 2, 2020. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  For the three months ended March 31, 2020, the Company recognized $0.3 million of stock-based compensation expense related to these awards.  As of March 31, 2020, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.8 million, which is expected to be recognized during 2020.

A summary of the status of nonvested RSUs as of March 31, 2020 and the changes during the three months then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	517,750	$2.42
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	517,750	$2.42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 16, 2020.

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

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, the Company announced a streamlined design for URIROX-2, based on the higher-than-projected kidney stone event rate and the UOx results observed in the completed URIROX-1 trial. In March 2020, the Company submitted a protocol amendment and associated study documents for the revised trial design to the FDA. The revised trial design is now effective following the 30-day review period and is being implemented in URIROX-2. Despite COVID-19, URIROX-2 is ongoing and study sites remain open for enrollment, although no new sites are being opened. As a result of the COVID-19 pandemic, and subject to the Company’s ability to secure additional financial resources, the Company now expects the interim analysis at the first sample size reassessment in the first quarter of 2022, with topline data for potential BLA submission in the third quarter of 2022. The FDA has advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we are also evaluating reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and topline data in November 2019.  Based on the substantial reductions in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and hyperoxalemia over Weeks 4 to 12, we are currently exploring a possible registrational path, including a potential expedited development program, for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We filed an IND for ALLN-346 with the FDA in December 2019.  In the first quarter of 2020, we received clearance from the FDA to proceed with first-in-human clinical trials. We have finalized the protocol for the Phase 1 clinical trial, selected a clinical research organization (CRO) and, subject to our ability to secure additional financial resources, are prepared to initiate a Phase 1 clinical trial of ALLN-346 in the second quarter of 2020, with initial data expected in the fourth quarter of 2020.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of March 31, 2020, we had cash and cash equivalents totaling $20.5 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $7.6 million and $11.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $172.5 million. We anticipate that our expenses will increase significantly as we:

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2020	2019
Reloxaliase external costs	$1,469	$4,825
ALLN-346 external costs	418	1,113
Employee compensation and benefits	2,408	2,519
Other	351	671
Total research and development expenses	$4,646	$9,128

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $84.9 million of external research and development costs for reloxaliase and $8.5 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2019.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2019. There have been no changes to our significant accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$4,646	$9,128	$(4,482)
General and administrative	2,878	2,431	447
Total operating expenses	7,524	11,559	(4,035)
Loss from operations	(7,524)	(11,559)	4,035
Other income (expense):
Interest income (expense), net	(54)	151	(205)
Other expense, net	(7)	(11)	4
Other income (expense), net	(61)	140	(201)
Net loss	$(7,585)	$(11,419)	$3,834

Research and Development Expense

Research and development expense decreased by $4.5 million from $9.1 million for the three months ended March 31, 2019 to $4.6 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change
Clinical development external costs	$1,208	$3,614	$(2,406)
Manufacturing external costs	746	2,423	(1,677)
Employee compensation and benefits	2,408	2,519	(111)
Other	284	572	(288)
Total research and development expenses	$4,646	$9,128	$(4,482)

The $4.5 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $2.4 million from $3.6 million for the three months ended March 31, 2019 to $1.2 million for the three months ended March 31, 2020:
o

Our URIROX-1 costs decreased $1.2 million from $1.5 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020.  This study was completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the three months ended March 31, 2020 were related to closeout activities;

o

Our URIROX-2 costs decreased $0.9 million from $1.5 million for the three months ended March 31, 2019 to $0.6 million for the three months ended March 31, 2020.  Based on the high rate of kidney stone passage and the UOx results observed in our completed URIROX-1 trial, and subsequent engagement with the FDA, we announced in February 2020 that we reached agreement in principal with the FDA on a streamlined design for URIROX-2. During the three months ended March 31, 2020, while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase, we limited the opening of new trial sites for the ongoing URIROX-2 trial.  We submitted a protocol amendment for the revised study design in March 2020; and

o

We incurred $0.2 million and $0.4 million of costs for our 206 Study during the three months ended March 31, 2020 and 2019, respectively.  This study was also completed in the fourth quarter of 2019 and we released top-line date in November 2019.

•	Our manufacturing external costs decreased by $1.7 million from $2.4 million for the three months ended March 31, 2019 to $0.7 million for the three months ended March 31, 2020:
o	Reloxaliase manufacturing costs decreased $0.9 million from $1.2 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. During the three months ended March 31, 2019, we incurred costs at our CMO for the production of clinical and engineering batches of reloxaliase for our Phase 3 clinical program, of which there were no similar costs for the three months ended March 31, 2020; and

o

ALLN-346 manufacturing costs decreased $0.6 million from $1.0 million for the three months ended March 31, 2019 to $0.4 million for the three months ended March 31, 2020. The costs incurred during the three months ended March 31, 2019 included formulation and development costs to support our IND filed with the FDA in December 2019.

General and Administrative Expenses

General and administrative expense increased by $0.4 million from $2.4 million for three months ended March 31, 2019 to $2.9 million for the three months ended March 31, 2020. The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change
Employee compensation and benefits	$1,603	$1,090	$513
Consulting and professional services	728	773	(45)
Market research and commercialization planning	—	176	(176)
Other	547	392	155
Total general and administrative expenses	$2,878	$2,431	$447

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.5 million for the three months ended March 31, 2020, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Stock-based compensation increased $0.2 million from $0.4 million for the three months ended March 31, 2019 to $0.6 million for the three months ended March 31, 2020; and

•

The increase in employee compensation and benefits is partially offset by a decrease in market research and commercialization planning costs.  Included in market research and development costs for the three months ended March 31, 2019, are costs for a study we initiated during the period with an independent third party to perform a market assessment for enteric hyperoxaluria.  There were no comparable costs for the three months ended March 31, 2020.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2019 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017, net proceeds from our registered direct offering of $9.4 million which was completed in June 2019 and net proceeds from our at-the-market equity facility of $2.6 million, which was utilized in December 2019. We had an additional $2.0 million of borrowings under our PWB Loan Agreement available to us up until December 31, 2019.  We did not access the additional borrowings prior to December 31, 2019 and we have no future borrowing capacity available under our PWB Loan Agreement. Our total cash and cash equivalents was $20.5 million at March 31, 2020.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operations	$(8,558)	$(9,810)
Net cash used in investing activities	—	(84)
Net cash (used in) provided by financing activities	(998)	6
Net decrease in cash and cash equivalents	$(9,556)	$(9,888)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2020 compared to $9.8 million for the three months ended March 31, 2019. The decrease in cash used in operating activities of $1.2 million was attributable to:

•	A decrease in net loss of $3.8 million, partially offset by;
•	an increase in non-cash items of $0.4 million resulting primarily from increases in stock-based compensation expense; and
•	a decrease of $3.0 million due to changes in the components of working capital, primarily related to changes in prepaid expenses, accounts payable and accrued expenses.

Net Cash Used in Investing Activities

We did not have any cash flow activity relating to investment activities during the three months ended March 31, 2020.  Net cash used in investing activities was $84,000 for the three months ended March 31, 2019 consisted of purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2020 compared to net cash provided by financing activities of $6,000 for the three months ended March 31, 2019. The net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of $1.0 million for principal payments made on our credit facility. We began making principal payments on our credit facility in January 2020.  The net cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of proceeds from the exercise of common stock options.

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

Going Concern

As of March 31, 2020, we had cash and cash equivalents totaling $20.5 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.   We do believe that our cash and cash equivalents at March 31, 2020 will enable us to fund our operating expenses and capital requirements through at least September 30, 2020.  We will require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

•	the costs of conducting future clinical trials of reloxaliase, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program, Phase 2 basket clinical trial and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020

Risks Related to Our Financial Position and Need for Additional Capital

* We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2020, we had cash and cash equivalents totaling $20.5 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We do believe that our cash and cash equivalents at March 31, 2020 will enable us to fund our operating expenses and capital requirements through at least September 30, 2020.  We require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $7.6 million and $11.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $172.5 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our “at the market” facility with Cowen and Company, LLC in December 2019, our registered direct offering in June 2019 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, if any, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our stock price.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of March 31, 2020, we had working capital of $14.7 million and capital resources consisting of cash and cash equivalents of $20.5 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at March 31, 2020 will enable us to fund our operating expenses and capital requirements through at least September 30, 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our URIROX-2 pivotal Phase 3 clinical program and obtain regulatory approvals for reloxaliase and the costs of post-marketing studies that could be required by regulatory authorities, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

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

As of March 31, 2020, we had $9.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We are currently making monthly payments of principal and interest, and are required to continue making these monthly payments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

* If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other comparable foreign regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted a BLA to the FDA or similar drug approval applications to comparable foreign regulators for any of our product candidates. Any inability to complete preclinical and clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (2) we, or any future collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, may:

•	incur additional unplanned costs, including as a result of any delays in our research programs resulting from factors related to the COVID-19 pandemic;
•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing or other requirements; or
•	be required to remove the product from the market after obtaining marketing approval.

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

* The regulatory approval processes of the FDA and comparable foreign regulators are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for reloxaliase or our other product candidates, our business will be substantially harmed.

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

Health regulatory agencies globally may experience disruptions in their operations as a result of COVID-19. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our ongoing clinical trials.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things pandemics. For example, our clinical trial sites may be located in regions currently being afflicted by the COVID-19 pandemic. Some factors from the COVID-19 pandemic that we believe may adversely affect enrollment in our trials include:

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

As of May 1, 2020, we had 33 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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
•

natural disasters, global pandemics (including the COVID-19 pandemic), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities; and

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

* Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may adversely impact our business, operations or financial results.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2027 unless additional congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

* We depend heavily on the success of our most advanced program, reloxaliase. Our only other product development program, ALLN-346, is at the preclinical stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and development of our most advanced product program, reloxaliase for the treatment of hyperoxaluria. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of reloxaliase and our future product candidates. The success of reloxaliase, ALLN-346 and future product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials for our most advanced program;
•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	addressing any delays in our preclinical studies and clinical trials resulting from factors related to the COVID-19 pandemic;
•	receipt of marketing approvals from applicable regulatory authorities in our target indications and potential additional indications;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

* Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products with no set end date having been determined. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.  If global health concerns or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Dependence on Third Parties

* The third parties upon whom we rely for the supply of the drug product and drug substance used in our lead product candidate are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such drug product and drug substance prior to submission of a BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.  If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we would need to find additional or replacement suppliers and as a result could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

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

* We have relied, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of reloxaliase or any future candidates we may develop could be delayed or not obtained at all.

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

The COVID-19 pandemic and various governments’ measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our preclinical studies and clinical trials.

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

Risks Related to Our Business and Industry

* The COVID-19 pandemic could have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. This virus continues to spread globally and, as of April 2020, has spread to a number countries, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory.  Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions.

As a result of the COVID-19 pandemic we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in receiving approval from local regulatory authorities, recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in these affected geographies; and
•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

* Our business and operations would suffer in the event of computer system failures, cyber-attacks on our systems or deficiency in our cyber security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of reloxaliase and any other product candidates we may develop could be delayed.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through May 1, 2020. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

In addition, the trading prices for common stock of other biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of May 1, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 48.4% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of May 1, 2020, we had 24,742,146 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,849,951 shares subject to outstanding options and 517,750 outstanding restricted stock units under our stock option plans as of March 31, 2020, the 1,684,865 shares reserved for future issuance under our stock option plans, the 380,005 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Quarterly Report on Form 10-Q, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2020, we did not repurchase any shares of our common stock.

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

ALLENA PHARMACEUTICALS, INC.

May 13, 2020	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2020	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)