Form 10-Q
period 2020-06-30
Allena Pharmaceuticals, Inc.
filed 2020-08-05
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 38,118,925 shares of common stock, $0.001 par value per share, outstanding.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$26,453	$30,007
Prepaid expenses and other current assets	1,923	3,028
Total current assets	28,376	33,035
Property and equipment, net	318	401
Operating lease assets	291	549
Other assets	123	123
Total assets	$29,108	$34,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$570	$3,048
Loan payable, net of discount	3,992	3,992
Accrued expenses and other current liabilities	1,885	3,370
Operating lease liabilities, net of discount	296	498
Total current liabilities	6,743	10,908
Loan payable, net of current portion and discount	3,992	5,988
Operating lease liabilities, net of current portion	—	14
Total liabilities	10,735	16,910
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 32,224,734 and 24,735,009 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	32	25
Additional paid-in capital	197,846	182,117
Accumulated deficit	(179,505)	(164,944)
Total stockholders’ equity	18,373	17,198
Total liabilities and stockholders’ equity	$29,108	$34,108

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,808	$8,589	$8,454	$17,717
General and administrative	2,751	2,746	5,629	5,177
Total operating expenses	6,559	11,335	14,083	22,894
Loss from operations	(6,559)	(11,335)	(14,083)	(22,894)
Other income (expense):
Interest income (expense), net	(103)	78	(157)	229
Other expense, net	(314)	(16)	(321)	(27)
Other income (expense), net	(417)	62	(478)	202
Net loss	$(6,976)	$(11,273)	$(14,561)	$(22,692)
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(0.54)	$(0.56)	$(1.09)
Weighted-average common shares outstanding—basic and diluted	26,878,962	20,903,298	25,808,043	20,859,251
Net loss	$(6,976)	$(11,273)	$(14,561)	$(22,692)
Comprehensive loss	$(6,976)	$(11,273)	$(14,561)	$(22,692)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2019	20,816,064	$21	$167,682	$(129,024)	$38,679
Issuance of common stock, net of issuance costs	2,632,092	2	9,444	—	9,446
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	772	—	772
Net loss	—	—	—	(11,273)	(11,273)
Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673

Balance at March 31, 2020	24,742,146	$25	$183,162	$(172,529)	$10,658
Issuance of common stock, net of issuance costs	7,317,074	7	13,651	—	13,658
Exercise of common stock options	4,791	—	8	—	8
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	998	—	998
Net loss	—	—	—	(6,976)	(6,976)
Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373

See accompanying notes

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Six Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Issuance of common stock, net of issuance costs	2,632,092	2	9,444	—	9,446
Exercise of common stock options	7,039	—	13	—	13
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	1,401	—	1,401
Net loss	—	—	—	(22,692)	(22,692)
Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673

Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Issuance of common stock, net of issuance costs	7,317,074	7	13,651	—	13,658
Exercise of common stock options	11,928	—	18	—	18
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	2,033	—	2,033
Net loss	—	—	—	(14,561)	(14,561)
Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,561)	$(22,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,033	1,401
Depreciation expense	83	79
Non-cash interest expense	4	4
Non-cash lease expense	268	246
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,105	(900)
Other assets	—	123
Accounts payable	(2,483)	216
Accrued expenses	(1,506)	(868)
Operating lease liabilities	(226)	(244)
Other liabilities	—	(1)
Net cash used in operating activities	(15,283)	(22,636)
Cash flows from investing activities:
Purchases of property and equipment	—	(101)
Net cash used in investing activities	—	(101)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	13,700	9,569
Proceeds from exercise of stock options	18	13
Proceeds from the issuance of stock through ESPP	27	49
Repayment of loan payable	(2,000)	—
Other	(16)	(14)
Net cash provided by financing activities	11,729	9,617
Net decrease in cash and cash equivalents	(3,554)	(13,120)
Cash and cash equivalents, beginning of period	30,007	61,643
Cash and cash equivalents, end of period	$26,453	$48,523

Supplemental disclosures:
Right-of-use assets obtained in exchange of operating lease obligations	$—	$992
Issuance costs included in accounts payable and accrued expenses	$42	$123

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

On June 5, 2020, the Company completed a registered direct offering, in which the Company issued and sold 7,317,074 shares of its common stock, at a purchase price of $2.05 per share, for gross proceeds of $15.0 million through a securities purchase agreement with certain institutional and accredited investors.  The shares of common stock sold in this offering were being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2018, as amended, and was declared effective on December 26, 2018 (File No. 333-228656) and a prospectus supplement thereunder filed on June 5, 2020.  As a result of the registered direct offering, the Company received approximately $13.7 million after deducting offering costs.

On July 30, 2020, the Company completed a public underwritten offering of 5,894,191 shares of its common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share, for gross proceeds of $7.7 million , before deducting underwriting discounts and commissions and offering expenses.  As a result of this public offering, the Company received approximately $6.7 million after deducting offering costs.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $179.5 million at June 30, 2020 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2020, the Company had $26.5 million of cash and cash equivalents.  The Company’s available cash and cash equivalents as of June 30, 2020 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and June 30, 2019 and cash flows for the six months ended June 30, 2020 and June 30, 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgement of prepaid and accrued research and development expenses, and the valuation of share-based awards.  Actual results could differ from those estimates.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. The new guidance will become effective for the Company on January 1, 2021.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2019-12 will have a material impact on condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,976)	$(11,273)	$(14,561)	$(22,692)
Net loss attributable to common stockholders	$(6,976)	$(11,273)	$(14,561)	$(22,692)
Denominator:
Weighted-average common shares—basic and diluted	26,878,962	20,903,298	25,808,043	20,859,251
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(0.54)	$(0.56)	$(1.09)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2020	2019
Warrants	9,040	9,040
Stock options	3,766,567	3,142,132
Restricted stock units	553,468	—
Total	4,329,075	3,151,172

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$26,119	$26,119	$—	$—
Total assets	$26,119	$26,119	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,592	$29,592	$—	$—
Total assets	$29,592	$29,592	$—	$—

At June 30, 2020 and December 31, 2019, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three and six months ended June 30, 2020 and the year ended December 31, 2019. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Payroll and employee-related expenses	$1,392	$1,250
Third-party research and development expenses	267	1,393
Professional fees	179	229
Restructuring charges	—	373
Loan interest	33	43
Other	14	82
Total accrued expenses	$1,885	$3,370

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

Activity related to the Company’s accrued restructuring charges during the six months ended June 30, 2020 is as follows:

Accrued restructuring charges at December 31, 2019	$373
Amounts paid through June 30, 2020	(373)
Accrued restructuring charges at June 30, 2020	$—

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

Minimum payments of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	$273
2021	30
Total maturities	303
Less: Amount representing interest	(7)
Present value of operating lease liabilities	$296

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three and six months ended June 30, 2020 and 2019 was $0.1 million and $0.3 million, respectively.  The Company’s operating leases had a weighted average remaining lease term of 0.6 years and a weighted average discount rate of 5.5% at June 30, 2020.

8. Loan and Security Agreement

On June 29, 2018 the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement were available to the Company through one additional advance request until December 31, 2019.  Borrowings are secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed have a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement has a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed will be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company may prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 will be due and payable to PWB.  As a result of the gross proceeds of $15.0 million received from the registered direct offering completed on June 5, 2020, combined with  $10.0 million of gross proceeds received from the registered direct offering completed in June 2019, and $2.7 million of gross proceeds received through the At-the-Market offering completed in December 2019, the conditions required to trigger the success fee were fulfilled and the success fee was paid to PWB at the time of the closing of the registered direct offering.  The success fee was recorded as other expense on the Company’s condensed consolidated statements of operations and comprehensive loss at the time the registered direct offering was completed.

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

The Company evaluated the PWB Loan Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at June 30, 2020 and December 31, 2019.

9. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Warrants	9,040	9,040
Stock options and restricted stock units	5,907,055	5,070,303
Employee stock purchase plan	360,002	380,005
Total	6,276,097	5,459,348

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of June 30, 2020, 1,587,020 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$281	$311	$709	$566
General and administrative	717	461	1,324	835
Total	$998	$772	$2,033	$1,401

The fair value of each stock option granted to employees and directors during the three and six months ended June 30, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Risk-free interest rate	1.9%-2.3%	1.9%-2.6%
Expected dividend yield	—%	—%
Expected term (in years)	5.5-6.1	5.5-6.8
Expected volatility	82%-83%	82%-83%

The Company did not grant any stock options during the three and six months ended June 30, 2020.  A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,915,591	$4.33	8.1	$1,921
Granted	—	—
Exercised	(11,928)	1.42
Cancelled	(137,096)	6.15
Outstanding at June 30, 2020	3,766,567	$4.27	7.5	$299
Exercisable at June 30, 2020	2,134,395	$3.85	6.6	$299

As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $5.3 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units (RSUs)

In December 2019, the Company awarded 517,750 time-based RSUs to certain employees and officers of the Company.   In May 2020, the Company awarded 206,377 additional time-based RSUs to officers of the Company. The RSUs awarded to employees vest as to 50% on June 2, 2020 and 50% on December 2, 2020. The RSUs awarded to officers vest as to 100% on December 2, 2020.  The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  For the three and six months ended June 30, 2020, the Company recognized $0.3 million and $0.7 million of stock-based compensation expense, respectively, related to these awards.  As of June 30, 2020, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.8 million, which is expected to be recognized during the remainder of 2020.

A summary of the status of nonvested RSUs as of June 30, 2020 and the changes during the six months then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	517,750	$2.42
Granted	206,377	1.71
Vested	(140,720)	2.42
Forfeited	(29,939)	2.42
Nonvested at June 30, 2020	553,468	$2.16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, the Company announced a streamlined design for URIROX-2, based on the higher-than-projected kidney stone event rate and the UOx results observed in the completed URIROX-1 trial. In March 2020, the Company submitted a protocol amendment and associated study documents for the revised trial design to the FDA. The revised trial design is now effective following the 30-day review period and is being implemented in URIROX-2. Despite COVID-19, URIROX-2 is ongoing, study sites remain open for enrollment, and we are preparing to expand URIROX-2 to additional clinical trial sites. As a result of the COVID-19 pandemic, and subject to the Company’s ability to secure additional financial resources, the Company now expects the interim analysis at the first sample size reassessment in the first quarter of 2022, with topline data for potential BLA submission in the third quarter of 2022. The FDA has advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and topline data in November 2019.  Based on the substantial reductions in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and hyperoxalemia over Weeks 4 to 12, we are currently exploring a possible registrational path, including a potential expedited development program, for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We filed an IND for ALLN-346 with the FDA in December 2019.  In the first quarter of 2020, we received clearance from the FDA to proceed with first-in-human clinical trials. In July 2020, we initiated a Phase 1 clinical trial of ALLN-346, with initial data expected in the fourth quarter of 2020.

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

On June 5, 2020, we completed a registered direct offering, in which we issued and sold 7,317,074 shares of our common stock, at a purchase price of $2.05 per share, for net proceeds of $13.7 million through a securities purchase agreement with certain institutional and accredited investors.  The shares of common stock sold in this offering were being offered by us pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018 and a prospectus supplement thereunder filed on June 5, 2020.

On July 30, 2020, we completed a public underwritten offering of 5,894,191 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share, for net proceeds of $6.7 million.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of June 30, 2020, we had cash and cash equivalents totaling $26.5 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $7.0 million and $11.3 million for the three months ended June 30, 2020 and 2019, respectively, and $14.6 million and $22.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $179.5 million. We anticipate that our expenses will increase significantly as we:

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reloxaliase external costs	$1,227	$3,659	$2,696	$8,484
ALLN-346 external costs	280	1,497	698	2,610
Employee compensation and benefits	1,949	2,747	4,357	5,266
Other	352	686	703	1,357
Total research and development expenses	$3,808	$8,589	$8,454	$17,717

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $86.1 million of external research and development costs for reloxaliase and $8.8 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, and interest expense incurred on our credit facility and amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, consists of amount of a success fee paid to PWB at the time the conditions required to trigger the success fee as defined in the PWB Loan Agreement were met and gain (loss) on foreign currency transactions.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$3,808	$8,589	$(4,781)
General and administrative	2,751	2,746	5
Total operating expenses	6,559	11,335	(4,776)
Loss from operations	(6,559)	(11,335)	4,776
Other income (expense):
Interest income (expense), net	(103)	78	(181)
Other expense, net	(314)	(16)	(298)
Other income (expense), net	(417)	62	(479)
Net loss	$(6,976)	$(11,273)	$4,297

Research and Development Expense

Research and development expense decreased by $4.8 million from $8.6 million for the three months ended June 30, 2019 to $3.8 million for the three months ended June 30, 2020. The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change
Clinical development external costs	$976	$3,263	$(2,287)
Manufacturing external costs	383	1,819	(1,436)
Employee compensation and benefits	1,948	2,747	(799)
Other	501	760	(259)
Total research and development expenses	$3,808	$8,589	$(4,781)

The $4.8 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $2.3 million from $3.3 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020:
o

Our URIROX-1 costs decreased $0.9 million from $1.0 million for the three months ended June 30, 2019 to $0.1 million for the three months ended June 30, 2020.  This study was completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the three months ended June 30, 2020 were related to closeout activities;

o

Our URIROX-2 costs decreased $1.0 million from $1.7 million for the three months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020.  Based on the high rate of kidney stone passage and the UOx results observed in our completed URIROX-1 trial, and subsequent engagement with the FDA, we announced in February 2020 that we reached agreement in principal with the FDA on a streamlined design for URIROX-2. During the three months ended June 30, 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  We completed a registered direct offering in June 2020 for net proceeds of $13.7 million.  A significant portion of the proceeds from this offering will be used to expand additional clinical trial sites and increase investment in the URIROX-2 trial; and

o

We incurred $0.1 million and $0.3 million of costs for our 206 Study during the three months ended June 30, 2020 and 2019, respectively.  This study was also completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the three months ended June 30, 2020 were related to closeout activities.

•	Our manufacturing external costs decreased by $1.4 million from $1.8 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020:
o

ALLN-346 manufacturing costs decreased $1.2 million from $1.3 million for the three months ended June 30, 2019 to $43,000 for the three months ended June 30, 2020. The costs incurred during the three months ended June 30, 2019 included $1.1 million of formulation and development costs to support our IND filed with the FDA in December 2019; and

o	We incurred formulation and development related costs for reloxaliase of $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.
•

Our employee compensation and benefits costs decreased $0.8 million from $2.7 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020, primarily due to a reduction in research and development headcount from 30 employees at June 30, 2019 to 19 employees at June 30, 2020.

General and Administrative Expenses

General and administrative expense was $2.7 million for both the three months ended June 30, 2020 and 2019. The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change
Employee compensation and benefits	$1,711	$1,195	$516
Consulting and professional services	507	886	(379)
Market research and commercialization planning	—	241	(241)
Other	533	424	109
Total general and administrative expenses	$2,751	$2,746	$5

General and administrative expense included the following:

•

Our employee compensation and benefits costs increased by $0.5 million for the three months ended June 30, 2020, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Stock-based compensation increased $0.3 million from $0.4 million for the three months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020; and

•	The increase in employee compensation and benefits was offset by decreases in consulting and professional services and market research and commercialization planning costs.
o	Consulting and professional services decreased by $0.4 million, primarily due to decreases in legal fees and employee recruiting costs; and

o

Market research and commercialization planning costs decreased by $0.2 million. Included in market research costs for the three months ended June 30, 2019 are costs of $0.2 million for a study we completed during the period with an independent third party to perform a market assessment for enteric hyperoxaluria.  There were no comparable costs for the three months ended June 30, 2020.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. We had net interest expense of $0.1 million for the three months ended June 30, 2020 and net interest income of $0.1 million for the three months ended June 30, 2019.

Other Expense, net

Other expense, net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for three months ended June 30, 2020 was a success fee of $0.3 million paid to PWB.  The conditions required to meet the obligation were fulfilled at the time we completed our registered direct offering on June 5, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$8,454	$17,717	$(9,263)
General and administrative	5,629	5,177	452
Total operating expenses	14,083	22,894	(8,811)
Loss from operations	(14,083)	(22,894)	8,811
Other income (expense):
Interest income (expense), net	(157)	229	(386)
Other income (expense), net	(321)	(27)	(294)
Other income (expense), net	(478)	202	(680)
Net loss	$(14,561)	$(22,692)	$8,131

Research and Development Expenses

Research and development expense decreased by $9.3 million from $17.7 million for the six months ended June 30, 2019 to $8.5 million for the six months ended June 30, 2020. The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Dollar
	2020	2019	Change
Clinical development external costs	$2,184	$6,877	$(4,693)
Manufacturing external costs	1,129	4,242	(3,113)
Employee compensation and benefits	4,356	5,266	(910)
Other	785	1,332	(547)
Total research and development expenses	$8,454	$17,717	$(9,263)

The $9.3 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $4.7 million from $6.9 million for the six months ended June 30, 2019 to $2.2 million for the six months ended June 30, 2019:
o

Our URIROX-1 costs decreased $2.2 million from $2.6 million for the six months ended June 30, 2019 to $0.4 million for the six months ended June 30, 2020.  This study was completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the six months ended June 30, 2020 were related to closeout activities;

o

Our URIROX-2 costs decreased $1.9 million from $3.2 million for the six months ended June 30, 2019 to $1.3 million for the six months ended June 30, 2020.  During the six months ended June 30, 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  We completed a registered direct offering in June 2020 for net proceeds of $13.7 million.  A significant portion of the proceeds from this offering will be used to expand additional clinical trial sites and increase investment in the URIROX-2 trial; and

o

Our 206 Study costs decreased $0.4 million from $0.7 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020. This study was also completed in the fourth quarter of 2019 and we released top-line data in November 2019. The costs incurred during the six months ended June 30, 2020 were related to closeout activities.

•	Our manufacturing external costs decreased by $3.1 million from $4.2 million for the six months ended June 30, 2019 to $1.1 million for the six months ended June 30, 2020.
o

Formulation and development related costs for ALLN-346 decreased $1.9 million from $2.3 million for the six months ended June 30, 2019 to $0.4 million for the six months ended June 30, 2020. The costs incurred during the six months ended June 30, 2019 consisted of costs to advance ALLN-346 in preparation of our IND, which was filed with the FDA in December 2019; and

o	Formulation and development related costs for reloxaliase decreased $0.7 million from $1.2 million for the six months ended June 30, 2019 to $0.5 million for the six months ended June 30, 2020.
•

Our employee compensation and benefits costs decreased by $0.9 million from $5.3 million for the six months ended June 30, 2019 to $4.4 million for the six months ended June 30, 2020.  The decrease is primarily due to a decrease in headcount from 30 employees at June 30, 2019 to 19 employees at June 30, 2020.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $0.4 million from $5.2 million for the six months ended June 30, 2019 to $5.6 million for the six months ended June 30, 2020. The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Dollar
	2020	2019	Change
Employee compensation and benefits	$3,314	$2,285	$1,029
Consulting and professional services	1,235	1,659	(424)
Market research and commercialization planning	—	417	(417)
Other	1,080	816	264
Total general and administrative expenses	$5,629	$5,177	$452

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $1.0 million for the six months ended June 30, 2020, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Stock-based compensation increased $0.5 million from $0.8 million for the six months ended June 30, 2019 to $1.3 million for the six months ended June 30, 2020;

•

Our consulting and professional services costs decreased by $0.4 million for the six months ended June 30, 2020. The decrease was related to decreased legal costs, recruiting costs and investor and public relations costs; and

•

Our market research and commercialization planning costs decreased by $0.4 million for the six months ended June 30, 2020.  During the six months ended June 30, 2019, we incurred costs of $0.3 million for a study with an independent third party to perform a market assessment for enteric hyperoxaluria. There were no comparable costs for the three months ended June 30, 2020.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest expense of $0.2 million for the six months ended June 30, 2020 and net interest income of $0.2 million for the six months ended June 30, 2019.

Other Expense, net

Other expense, net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for six months ended June 30, 2020 was a success fee of $0.3 million paid to PWB.  The conditions required to meet the obligation were fulfilled at the time we completed our registered direct offering on June 5, 2020.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2020 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017, net proceeds from our registered direct offering of $9.4 million which was completed in June 2019, net proceeds from our at-the-market equity facility of $2.6 million, which was utilized in December 2019 and net proceeds from our registered direct offering of $13.7 million which was completed on June 5, 2020.  We also completed a public underwritten offering of our common stock on July 30, 2020 for net proceeds of $6.7 million.

We had an additional $2.0 million of borrowings under our PWB Loan Agreement available to us up until December 31, 2019.  We did not access the additional borrowings prior to December 31, 2019 and we have no future borrowing capacity available under our PWB Loan Agreement. Our total cash and cash equivalents were $26.5 million at June 30, 2020.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operations	$(15,283)	$(22,636)
Net cash used in investing activities	—	(101)
Net cash provided by financing activities	11,729	9,617
Net decrease in cash and cash equivalents	$(3,554)	$(13,120)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.3 million for the six months ended June 30, 2020 compared to $22.6 million for the six months ended June 30, 2019. The decrease in cash used in operating activities of $7.3 million was attributable to:

•	A decrease in net loss of $8.1 million, partially offset by;
•	an increase in non-cash items of $0.7 million resulting primarily from increases in stock-based compensation expense; and

•

a decrease of $1.4 million due to changes in the components of working capital, including decreases in accounts payable, accrued expenses and other assets, partially offset by increases prepaid expenses and other current assets.

Net Cash Used in Investing Activities

We did not have any cash flow activity relating to investment activities during the six months ended June 30, 2020.  Net cash used in investing activities was $0.1 million for the six months ended June 30, 2019 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.7 million for the six months ended June 30, 2020 compared to $9.6 million for the six months ended June 30, 2019. The net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of $13.7 million of net proceeds from the issuance and sale of 7,317,074 shares of our common stock completed on June 5, 2020 through a registered direct offering, partially offset by $2.0 million for principal payments made on our credit facility. We began making principal payments on our credit facility in January 2020.  The net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of proceeds from the issuance and sale of 2,632,092 shares of our common stock completed on June 28, 2019 through a registered direct offering.

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

Going Concern

As of June 30, 2020, we had cash and cash equivalents totaling $26.5 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.   We do believe that our cash and cash equivalents at June 30, 2020 together with the net proceeds of $6.7 million from our public underwritten offering of our common stock completed on July 30, 2020 will enable us to fund our operating expenses and capital requirements through at least June 30, 2021.  We will require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

•	the costs of conducting future clinical trials of reloxaliase, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;

•	the advancement of ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020.

Risks Related to Our Financial Position and Need for Additional Capital

* We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2020, we had cash and cash equivalents totaling $26.5 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  We do believe that our cash and cash equivalents at June 30, 2020 together with the net proceeds of $6.7 million from our public underwritten offering of our common stock completed on July 30, 2020, will enable us to fund our operating expenses and capital requirements through at least June 30, 2021.  We require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $7.0 million and $11.3 million for the three months ended June 30, 2020 and 2019, respectively, and $14.6 million and $22.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $179.5 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our “at the market” facility with Cowen and Company, LLC in December 2019, our registered direct offerings in June 2019 and June 2020 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase, including URIROX-2, our pivotal Phase 3 clinical program in adult patients with enteric hyperoxaluria;
•	manufacture additional material for these potential future clinical trials;
•

scale up our manufacturing process for reloxaliase to prepare for the submission of a potential biologics license application, or BLA, and commercialization if our clinical development program is successful;

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of June 30, 2020, we had working capital of $21.6 million and capital resources consisting of cash and cash equivalents of $26.5 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at June 30, 2020 together with the net proceeds of $6.7 million from our public underwritten offering of our common stock completed on July 30, 2020, will enable us to fund our operating expenses and capital requirements through at least June 30, 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of June 30, 2020, we had $8.0 million of outstanding borrowings under our credit facility with Pacific Western Bank, or PWB. We are currently making monthly payments of principal and interest, and are required to continue making these monthly payments through June 2022. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from PWB.

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

* We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In December 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. In connection with our restructuring, we expect a reduction in salary and related compensation expenses of approximately 30%. The completed workforce reduction has resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

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

•	successful implementation of our manufacturing processes that are included in our BLA and production of sufficient quantities of commercial drug product;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, good laboratory practices, or GLP, and good clinical practices, or GCPs; and
•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

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

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in November 2019, we announced topline data from our URIROX-1 clinical trial, our first Phase 3 pivotal trial of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, including URIROX-2.  Additionally, interim results of a clinical trial do not necessarily predict final results. In June and November 2019, respectively, we announced interim data from our ongoing Study 206 of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, in particular well-controlled clinical trials.  Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or interim results from Study 206, do not ensure that we will achieve similar results in our planned URIROX-2 pivotal Phase 3 clinical trial in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations, including patients being treated in our ongoing Study 206. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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

In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  The FDA advised us then that, while it agreed in principle with the planned revisions to URIROX-2, certain details, to be specified in the protocol amendment and associated study documents for the revised trial design, remained subject to further clarification and confirmation. In March 2020, we submitted the protocol amendment for the streamlined design for URIROX-2 along with the Adaptive Design Charter.  The revised trial design is now effective following the FDA’s 30-day review period and is being implemented in URIROX-2.  Subsequently, in reaction to COVID, we submitted another protocol amendment in May 2020 to address COVID-related issues and further facilitate the conduct of the study.  It is possible that additional modifications to URIROX-2 may be required, which could be material.  Any unexpected requests from the FDA could delay the completion of the trial, result in additional costs and potentially jeopardize our ability to develop reloxaliase.

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

In January 2019, we announced that we had reached alignment with the FDA on both the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  However, our Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

* Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

There are no pharmacologic therapies approved to treat the underlying causes of hyperoxaluria. In addition, it should be noted that no therapeutic agents have previously been approved by the FDA on the basis of a biochemical measurement of 24 hour UOx excretion or plasma oxalate, or POx, reductions, endpoints used in our Phase 2 clinical program and for our pivotal Phase 3 clinical program. The FDA retains discretion to reserve judgment on whether our clinical endpoints and the results we obtain in our pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews the data included in our planned BLA submission, which will not occur for several years from now, if at all.  As a result, the design and conduct of clinical trials for the treatment of hyperoxaluria, and the underlying conditions and disorders that drive the metabolic disease, are subject to increased risk.

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

In addition, we conducted a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that enrolled subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We announced interim data from Study 206 in June 2019 and topline data in November 2019. In November 2019, we announced that two patients with CKD Stage 3 demonstrated a substantial reduction in 24-hour UOx excretion over Weeks 4 to 12 (reductions of 29% and 42%). These patients also showed a substantial reduction in POx (reductions of 42% and 16%, respectively). Six patients with CKD Stage 5, including five patients on dialysis, demonstrated substantial reductions in POx levels over Weeks 4 to 12 (reductions ranged from 27% to 68%).  Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks. Based on these results, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.  Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. We cannot predict whether the design of our pivotal Phase 3 clinical program, or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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
•

if our BLAs or MAAs, if and when submitted, are reviewed by the FDA or the EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, advisory committees or reviewers may recommend against approval of our application or may recommend that the FDA or the EMA, as applicable, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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

* If we experience delays or difficulties in the enrollment or continuation of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw from our clinical trials. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of reloxaliase, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected by other factors including, but not limited to:

•	the severity of the disease under investigation;
•	the design of the clinical trial;
•	the size and nature of the patient population;
•	the eligibility criteria for the clinical trial in question;
•	the availability of appropriate screening tests for study subjects;
•	the perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;
•	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies or treatment approaches;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will not complete a clinical trial;
•	the patient referral practices of physicians;
•	the ability of patients to comply with the protocol, including capsule and timing regimen and urine collection requirements;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients and any limitations on travel or access to trial sites (including due to the COVID-19 pandemic); and
•	the extent to which our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates.

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

These and other factors arising from the COVID-19 coronavirus could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve (with some areas reporting increasing cases of COVID-19) and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam has filed a new drug application, or NDA, with the FDA for its candidate, Lumasiran for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome and Oxalo are also in the discovery and preclinical phase of development with potential assets for the treatment of primary and secondary hyperoxaluria.

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

As of July 31, 2020, we had 29 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our strategy includes seeking orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

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

* Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, if we obtain FDA approval for any of our investigational product candidates and once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states, foreign governments and other jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of renumeration is to induce referrals, the federal Anti-Kickback statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs.  In addition, a claim submitted for payment to any federal healthcare program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act imposes criminal and civil penalties and authorizes civil whistleblower or qui tam actions against individuals or entities for: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; or making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.  In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability knowingly and willfully for executing, or attempting to execute a scheme to defraud any healthcare benefit program, (including private third party payors) or obtaining, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency requirements, sometimes referred to as the "Sunshine Act" under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children's Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will be extended to include transfers of value made in FY 2021 to certain non-physician providers such as physician assistants and nurse practitioners;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

•

analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our industry is highly regulated and changes in U.S. and foreign regulations, statutes or the interpretation of existing regulations may adversely impact our business, operations or financial results by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the U.S. and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the Affordable Care Act and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2030 unless additional congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Because the power to enact policy through Executive Order is limited, these Executive Orders direct HHS to engage the standard rulemaking process. It is not clear when regulators will begin this process and how quickly they will move once they do. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

The current presidential administration and U.S. Congress have also recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. We cannot predict what affect further changes to the Affordable Care Act would have on our business. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

* We may fail to comply with evolving European and other privacy laws.

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

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General has commenced bringing enforcement actions against violators as of July 1, 2020.  The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.  The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

* Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Further, due to the COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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

* Due to the novel nature of our product candidates and the potential for any product candidates we may develop to offer therapeutic benefit, we face uncertainty related to pricing and reimbursement for these product candidates.

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

In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays, or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.  If global health concerns or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. This virus continues to spread globally and, as of August 2020, has spread to a number of countries, including the United States where new cases continue to rise in some states. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory.  Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions.

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

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak or new shelter in place rules from state governments which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through July 31, 2020. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

As of July 31, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 38.9% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of July 31, 2020, we had 38,118,925 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,766,567 shares subject to outstanding options and 553,468 outstanding restricted stock units under our stock option plans as of June 30, 2020, the 1,587,020 shares reserved for future issuance under our stock option plans, the 360,002 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

In the quarter ended June 30, 2020, we did not repurchase any shares of our common stock.

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

ALLENA PHARMACEUTICALS, INC.

August 5, 2020	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2020	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)