Form 10-Q
period 2020-09-30
Allena Pharmaceuticals, Inc.
filed 2020-11-09
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 38,290,950 shares of common stock, $0.001 par value per share, outstanding.

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

•

our ability to enroll a sufficient number of patients  (including as a result of any delays arising from the recent global outbreak of the COVID-19 coronavirus) and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

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

•

the impact of natural disasters, global pandemics (including the recent outbreak of the COVID-19 coronavirus), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities;

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,136	$30,007
Prepaid expenses and other current assets	1,182	3,028
Total current assets	31,318	33,035
Property and equipment, net	314	401
Operating lease assets	163	549
Other assets	173	123
Total assets	$31,968	$34,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,214	$3,048
Loan payable, net of discount	—	3,992
Accrued expenses and other current liabilities	2,538	3,370
Operating lease liabilities, net of discount	166	498
Total current liabilities	3,918	10,908
Loan payable, net of current portion and discount	9,871	5,988
Operating lease liabilities, net of current portion	—	14
Total liabilities	13,789	16,910
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 38,118,925 and 24,735,009 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	38	25
Additional paid-in capital	205,672	182,117
Accumulated deficit	(187,531)	(164,944)
Total stockholders’ equity	18,179	17,198
Total liabilities and stockholders’ equity	$31,968	$34,108

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,952	$10,806	$13,406	$28,523
General and administrative	2,966	2,532	8,595	7,709
Total operating expenses	7,918	13,338	22,001	36,232
Loss from operations	(7,918)	(13,338)	(22,001)	(36,232)
Other income (expense):
Interest income (expense), net	(104)	53	(261)	282
Other expense, net	(4)	(3)	(325)	(30)
Other income (expense), net	(108)	50	(586)	252
Net loss	$(8,026)	$(13,288)	$(22,587)	$(35,980)
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.57)	$(0.77)	$(1.66)
Weighted-average common shares outstanding—basic and diluted	36,260,973	23,464,828	29,317,787	21,737,320
Net loss	$(8,026)	$(13,288)	$(22,587)	$(35,980)
Comprehensive loss	$(8,026)	$(13,288)	$(22,587)	$(35,980)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2019	23,462,165	$23	$177,947	$(140,297)	$37,673
Issuance of common stock, net of issuance costs	—	—	(10)	—	(10)
Exercise of common stock options	3,500	—	6	—	6
Stock-based compensation	—	—	810	—	810
Net loss	—	—	—	(13,288)	(13,288)
Balance at September 30, 2019	23,465,665	$23	$178,753	$(153,585)	$25,191

Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373
Issuance of common stock, net of issuance costs	5,894,191	6	6,723	—	6,729
Stock-based compensation	—	—	1,103	—	1,103
Net loss	—	—	—	(8,026)	(8,026)
Balance at September 30, 2020	38,118,925	$38	$205,672	$(187,531)	$18,179

See accompanying notes

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	20,809,025	$21	$167,040	$(117,605)	$49,456
Issuance of common stock, net of issuance costs	2,632,092	2	9,434	—	9,436
Exercise of common stock options	10,539	—	19	—	19
Issuance of common stock through employee stock purchase plan ("ESPP")	14,009	—	49	—	49
Stock-based compensation	—	—	2,211	—	2,211
Net loss	—	—	—	(35,980)	(35,980)
Balance at September 30, 2019	23,465,665	$23	$178,753	$(153,585)	$25,191

Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Issuance of common stock, net of issuance costs	13,211,265	13	20,374	—	20,387
Exercise of common stock options	11,928	—	18	—	18
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	3,136	—	3,136
Net loss	—	—	—	(22,587)	(22,587)
Balance at September 30, 2020	38,118,925	$38	$205,672	$(187,531)	$18,179

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,587)	$(35,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,136	2,211
Depreciation expense	123	121
Non-cash interest expense	20	6
Non-cash lease expense	401	369
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,846	666
Other assets	(50)	123
Accounts payable	(1,920)	1,534
Accrued expenses	(937)	(389)
Operating lease liabilities	(361)	(368)
Net cash used in operating activities	(20,329)	(31,707)
Cash flows from investing activities:
Purchases of property and equipment	—	(122)
Net cash used in investing activities	—	(122)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	20,437	9,559
Proceeds from exercise of stock options	18	19
Proceeds from the issuance of stock through ESPP	27	49
Proceeds from loan payable	10,000	—
Repayment of loan payable	(10,000)	—
Other	(24)	(22)
Net cash provided by financing activities	20,458	9,605
Net increase (decrease) in cash and cash equivalents	129	(22,224)
Cash and cash equivalents, beginning of period	30,007	61,643
Cash and cash equivalents, end of period	$30,136	$39,419

Supplemental disclosures:
Right-of-use assets obtained in exchange of operating lease obligations	$—	$992
Property and equipment purchases included in accounts payable	$36	$—
Common stock issuance costs included in accounts payable	$50	$—
Debt issuance costs included in accrued expenses	$172	$—

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

On July 30, 2020, the Company completed a public underwritten offering of 5,894,191 shares of its common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share, for gross proceeds of $7.7 million, before deducting underwriting discounts and commissions and offering expenses.  As a result of this public offering, the Company received approximately $6.7 million after deducting offering costs.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $187.5 million at September 30, 2020 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2020, the Company had $30.1 million of cash and cash equivalents.  The Company’s available cash and cash equivalents as of September 30, 2020 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and September 30, 2019 and cash flows for the nine months ended September 30, 2020 and September 30, 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. ASU 2020-06 is effective for smaller reporting companies on January 1, 2022.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2020-06 will have a material impact on its condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,026)	$(13,288)	$(22,587)	$(35,980)
Net loss attributable to common stockholders	$(8,026)	$(13,288)	$(22,587)	$(35,980)
Denominator:
Weighted-average common shares—basic and diluted	36,260,973	23,464,828	29,317,787	21,737,320
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.57)	$(0.77)	$(1.66)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2020	2019
Stock options	3,678,241	3,173,344
Warrants	9,040	9,040
Common stock issuable under outstanding loan	2,439,024	—
Restricted stock units	547,319	—
Total	6,673,624	3,182,384

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,853	$29,853	$—	$—
Total assets	$29,853	$29,853	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,592	$29,592	$—	$—
Total assets	$29,592	$29,592	$—	$—

At September 30, 2020 and December 31, 2019, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended September 30, 2020 and the year ended December 31, 2019. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Payroll and employee-related expenses	$1,738	$1,250
Third-party research and development expenses	326	1,393
Professional fees	294	229
Restructuring charges	—	373
Loan interest	—	43
Other	180	82
Total accrued expenses	$2,538	$3,370

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

Activity related to the Company’s accrued restructuring charges during the nine months ended September 30, 2020 is as follows:

Accrued restructuring charges at December 31, 2019	$373
Amounts paid through September 30, 2020	(373)
Accrued restructuring charges at September 30, 2020	$—

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

Minimum payments of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$137
2021	30
Total maturities	167
Less: Amount representing interest	(1)
Present value of operating lease liabilities	$166

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three and nine months ended September 30, 2020 and 2019 was $0.1 million and $0.4 million, respectively.  The

Company’s operating leases had a weighted average remaining lease term of 0.3 years and a weighted average discount rate of 5.5% at September 30, 2020.

8. Loan and Security Agreement

On June 29, 2018 the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings available under the PWB Loan Agreement were available to the Company through one additional advance request until December 31, 2019.  Borrowings were secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed had a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement had a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed were to be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the Loan Agreement.  Upon the closing of one or more financings, in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 would be due and payable to PWB.  As a result of the gross proceeds of $15.0 million received from the registered direct offering completed on June 5, 2020, combined with  $10.0 million of gross proceeds received from the registered direct offering completed in June 2019, and $2.7 million of gross proceeds received through the At-the-Market offering completed in December 2019, the conditions required to trigger the success fee were fulfilled and the success fee was paid to PWB at the time of the closing of the registered direct offering in June 2020.  The success fee was recorded as other expense on the Company’s condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2020.

On September 29, 2020, the Company terminated the PWB Loan Agreement and repaid the $7.0 million outstanding principal to PWB.

9. Convertible Debt Agreement

On September 29, 2020, the Company entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020 (“Closing Date”).  An additional $5.0 million credit line (“Credit Line”) is available to the Company for withdrawal for a period of 12 months from the Closing Date.  The Company shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line.  A third installment loan (‘Third Installment Loan”) of $10.0 million shall be made available to the Company for withdrawal in full for a period of 15 months from the Closing Date, subject to achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan.

Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum.  The Pontifax Agreement has a term of 48 months and an interest only period of 24 months.  Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over 8 equal quarterly payments of principal and interest. At its option, the Company may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty.

The Pontifax Agreement contains negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the Pontifax Agreement. The obligations under the Pontifax Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal based on scheduled principal payments.

Pontifax, at its option, has the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of the Company’s common stock, at the applicable conversion price.  The conversion price for borrowings outstanding under the Initial Loan and the Credit Line is fixed at $4.10 per share.  The conversion price for the Third Installment Loan will be the higher of: (i) $4.10 per share and (ii) a price per share equal to two 2 times the average closing price of the Company’s common stock during the 30 trading days prior to the date which the Third Installment Loan becomes available for withdrawal.  If the Company consummates a stock split, stock combination, reclassification payment of stock dividend, recapitalization or other similar transaction (each a “Stock Event”), then the applicable conversion price will be proportionately increased or decreased as necessary to reflect the proportionate change in shares of the Company’s common stock issued and outstanding as a result of such Stock Event.

The Company has the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of the Company’s common stock, at the applicable conversion price, subject to the fulfillment of all of the following conditions: (i) during a period of 30 consecutive trading days prior to the date which the Company gives notice of the exercise of its conversion right, the closing price of the Company’s common stock was higher than 1.4 times the applicable conversion price of the term loans on at least 20 trading days, including on the trading day preceding the date the Company gives notice of the exercise of its conversion right, (ii) the number of shares of common stock issuable upon conversion by the Company shall not exceed the average weekly number of shares of the Company’s common stock traded  on the stock market for the 4 weeks immediately preceding the date the Company gives notice of the exercise of its conversion right.

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at September 30, 2020.  The Company determined the conversion feature was not required to be accounted for separately.  The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

The minimum aggregate future loan and interest payments at September 30, 2020 are as follows (in thousands):

Years Ending December 31,
2020	$—
2021	953
2022	1,927
2023	5,015
2024	4,880
Total minimum payments	12,775
Less: Amount representing interest	(2,775)
Less: Discount	(129)
Less: Current portion	—
Loan payable, net of current portion	$9,871

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Stock options and restricted stock units	5,907,055	5,070,303
Warrants	9,040	9,040
Common stock issuable under outstanding loan	2,439,024	—
Employee stock purchase plan	360,002	380,005
Total	8,715,121	5,459,348

11. Stock Incentive Plan

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of September 30, 2020, 1,681,495 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$337	$329	$1,046	$895
General and administrative	766	481	2,090	1,316
Total	$1,103	$810	$3,136	$2,211

The fair value of each stock option granted to employees and directors during the three and nine months ended September 30, 2019 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Risk-free interest rate	1.4%-1.8%	1.4%-2.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	5.5-6.8
Expected volatility	83%	82%-83%

The Company did not grant any stock options during the three and nine months ended September 30, 2020.  A summary of the stock option activity under the 2011 and 2017 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,915,591	$4.33	8.1	$1,921
Granted	—	—
Exercised	(11,928)	1.42
Cancelled	(225,422)	6.53
Outstanding at September 30, 2020	3,678,241	$4.21	7.3	$239
Exercisable at September 30, 2020	2,240,330	$3.87	6.4	$239

As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $4.7 million. This amount is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (RSUs)

In December 2019, the Company awarded 517,750 time-based RSUs to certain employees and officers of the Company.   In May 2020, the Company awarded 206,377 additional time-based RSUs to officers of the Company. The RSUs awarded to employees vest as to 50% on June 2, 2020 and 50% on December 2, 2020. The RSUs awarded to officers vest as to 100% on December 2, 2020.  The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  For the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $1.1 million of stock-based compensation expense, respectively, related to these awards.  As of September 30, 2020, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.3 million, which is expected to be recognized during the remainder of 2020.

A summary of the status of nonvested RSUs as of September 30, 2020 and the changes during the nine months then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	517,750	$2.42
Granted	206,377	1.71
Vested	(140,720)	2.42
Forfeited	(36,088)	2.42
Nonvested at September 30, 2020	547,319	$2.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two anticipated Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, the Company announced a streamlined design for URIROX-2, based on the higher-than-projected kidney stone event rate and the UOx results observed in the completed URIROX-1 trial. In March 2020, the Company submitted a protocol amendment and associated study documents for the revised trial design to the FDA. The revised trial design is now effective following the 30-day review period and has been implemented in URIROX-2. Despite COVID-19, URIROX-2 is ongoing, study sites remain open for enrollment, and we are expanding URIROX-2 to additional geographies and clinical trial sites. As a result of the COVID-19 pandemic, and subject to the Company’s ability to secure additional financial resources, the Company expects the interim analysis at the first sample size reassessment in the first quarter of 2022, with topline data for potential BLA submission in the third quarter of 2022. The FDA has advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with advanced CKD and hyperoxalemia, which we initiated in March 2018.  We announced interim data from Study 206 in June 2019 and topline data in November 2019.  Based on the substantial reductions from baseline to Weeks 4 to 12 in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and advanced CKD, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, they advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population because POx has never been used as an endpoint for regulatory approval and because of the uncontrolled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and will evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. ALLN-346 has demonstrated a robust reduction in both plasma and urine uric acid levels in an established urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. We filed an IND for ALLN-346 with the FDA in December 2019.  In the first quarter of 2020, we received clearance from the FDA to proceed with first-in-human clinical trials. In July 2020, we initiated a Phase 1 clinical trial of ALLN-346.  We have completed enrollment and dosing in this trial and expect initial data in December 2020.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies and clinical trials, conducting preclinical studies of our product candidates and clinical trials for our lead product candidate, reloxaliase. We do not have any products approved for sale and have not generated any revenue to date. As of September 30, 2020, we had cash and cash equivalents totaling $30.1 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $8.0 million and $13.3 million for the three months ended September 30, 2020 and 2019, respectively, and $22.6 million and $36.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $187.5 million. We anticipate that our expenses will increase significantly as we:

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
•

add clinical, scientific, operational, financial and management information systems to support our product development and potential future commercialization efforts, and to continue to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we may seek to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reloxaliase external costs	$2,021	$5,230	$4,717	$13,714
ALLN-346 external costs	737	1,858	1,435	4,468
Employee compensation and benefits	1,765	2,907	6,122	8,173
Other	429	811	1,132	2,168
Total research and development expenses	$4,952	$10,806	$13,406	$28,523

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $88.1 million of external research and development costs for reloxaliase and $9.5 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$4,952	$10,806	$(5,854)
General and administrative	2,966	2,532	434
Total operating expenses	7,918	13,338	(5,420)
Loss from operations	(7,918)	(13,338)	5,420
Other income (expense):
Interest income (expense), net	(104)	53	(157)
Other expense, net	(4)	(3)	(1)
Other income (expense), net	(108)	50	(158)
Net loss	$(8,026)	$(13,288)	$5,262

Research and Development Expense

Research and development expense decreased by $5.8 million from $10.8 million for the three months ended September 30, 2019 to $5.0 million for the three months ended September 30, 2020. The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Dollar
	2020	2019	Change
Clinical development external costs	$2,104	$4,149	$(2,045)
Manufacturing external costs	399	2,416	(2,017)
Employee compensation and benefits	1,766	2,907	(1,141)
Other	683	1,334	(651)
Total research and development expenses	$4,952	$10,806	$(5,854)

The $5.7 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $2.0 million from $4.1 million for the three months ended September 30, 2019 to $2.1 million for the three months ended September 30, 2020:
o	Our URIROX-2 costs decreased $0.3 million from $2.0 million for the three months ended September 30, 2019 to $1.7 million for the three months ended September 30, 2020;
o

We did not incur any URIROX-1 costs during the three months ended September 30, 2020. URIROX-1 costs during the three months ended September 30, 2019 were $1.6 million.  This study was completed in the fourth quarter of 2019 and we released top-line date in November 2019;

o

We incurred $51,000 and $0.3 million of costs for our 206 Study during the three months ended September 30, 2020 and 2019, respectively.  This study was also completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the three months ended September 30, 2020 were related to closeout activities; and

o

The decreases in clinical development external costs were partially offset by $0.3 million of costs for the Phase 1 study for ALLN-346, which we initiated during the quarter ended September 30, 2020. There were no comparable costs for the three months ended September 30, 2019.

•	Our manufacturing external costs decreased by $2.0 million from $2.4 million for the three months ended September 30, 2019 to $0.4 million for the three months ended September 30, 2020:
o

ALLN-346 manufacturing costs decreased $1.2 million from $1.3 million for the three months ended September 30, 2019 to $0.1 million for the three months ended September 30, 2020. The costs incurred during the three months ended September 30, 2019 related to formulation and development costs to support our IND filed with the FDA in December 2019; and

o

Reloxaliase manufacturing costs decreased $0.7 million from $0.9 million for the three months ended September 30, 2019 to $0.2 million for the three months ended September 30, 2020. Included in the costs incurred during the three months ended September 30, 2019 was $0.7 million of costs for the production of clinical batches to support our URIROX-2 Study.

•

Our employee compensation and benefits costs decreased $1.1 million from $2.9 million for the three months ended September 30, 2019 to $1.8 million for the three months ended September 30, 2020, primarily due to a reduction in research and development headcount from 45 employees at September 30, 2019 to 22 employees at September 30, 2020.

General and Administrative Expenses

General and administrative expense increased by $0.4 million from $2.5 million for the three months ended September 30, 2019 to $3.0 million for the three months ended September 30, 2020. The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Dollar
	2020	2019	Change
Employee compensation and benefits	$1,698	$1,229	$469
Consulting and professional services	695	781	(86)
Market research and commercialization planning	35	110	(75)
Other	538	412	126
Total general and administrative expenses	$2,966	$2,532	$434

General and administrative expense included the following:

•

Our employee compensation and benefits costs increased by $0.5 million for the three months ended September 30, 2020, driven primarily by stock-based compensation, which increased $0.3 million from $0.5 million for the three months ended September 30, 2019 to $0.8 million for the three months ended September 30, 2020;

•	Other costs increased by $0.1 million for the three months ended September 30, 2020 due to an increase in corporate insurance costs; and
•

The increases in employee compensation and benefits costs and other costs were partially offset by decreases in consulting and professional services costs and market research and commercialization planning costs during the quarter.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt and amortization of our debt discount. We had net interest expense of $0.1 million for the three months ended September 30, 2020 and net interest income of $53,000 for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$13,406	$28,523	$(15,117)
General and administrative	8,595	7,709	886
Total operating expenses	22,001	36,232	(14,231)
Loss from operations	(22,001)	(36,232)	14,231
Other income (expense):
Interest income (expense), net	(261)	282	(543)
Other income (expense), net	(325)	(30)	(295)
Other income (expense), net	(586)	252	(838)
Net loss	$(22,587)	$(35,980)	$13,393

Research and Development Expenses

Research and development expense decreased by $15.1 million from $28.5 million for the nine months ended September 30, 2019 to $13.4 million for the nine months ended September 30, 2020. The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
Clinical development external costs	$4,288	$11,026	$(6,738)
Manufacturing external costs	1,528	6,658	(5,130)
Employee compensation and benefits	6,122	8,173	(2,051)
Other	1,468	2,666	(1,198)
Total research and development expenses	$13,406	$28,523	$(15,117)

The $15.1 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $6.7 million from $11.0 million for the nine months ended September 30, 2019 to $4.3 million for the nine months ended September 30, 2019:
o

Our URIROX-1 costs decreased $3.7 million from $4.1 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020.  This study was completed in the fourth quarter of 2019 and we released top-line date in November 2019.  The costs incurred during the nine months ended September 30, 2020 were related to closeout activities;

o

Our URIROX-2 costs decreased $2.2 million from $5.2 million for the nine months ended September 30, 2019 to $3.0 million for the nine months ended September 30, 2020.  During the nine months ended September 30, 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  We completed a registered direct offering in June 2020 for net proceeds of $13.7 million and a public underwritten offering in July 2020 for net proceeds of $6.7 million.  A significant portion of the proceeds from these financings will be used to expand additional clinical trial sites and increase investment in the URIROX-2 trial.  During the three months ended September 30, 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites; and

o

Our 206 Study costs decreased $0.6 million from $1.0 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020. This study was also completed in the fourth quarter of 2019 and we released top-line data in November 2019. The costs incurred during the nine months ended September 30, 2020 were related to closeout activities.

•	Our manufacturing external costs decreased by $5.1 million from $6.7 million for the nine months ended September 30, 2019 to $1.5 million for the nine months ended September 30, 2020.
o

Formulation and development related costs for ALLN-346 decreased $3.0 million from $3.6 million for the nine months ended September 30, 2019 to $0.6 million for the nine months ended September 30, 2020.  The costs incurred during the nine months ended September 30, 2019 consisted of costs to advance ALLN-346 in preparation of our IND, which was filed with the FDA in December 2019. The costs incurred during the nine months ended September 30, 2020 primarily consisted of drug product costs in preparation of our Phase 1 trial for ALLN-346, for which we began enrolling subjects in September 2020;

o

Formulation and development related costs for reloxaliase decreased $0.9 million from $1.6 million for the nine months ended September 30, 2019 to $0.7 million for the nine months ended September 30, 2020; and

o

We incurred costs of $0.8 million during the nine months ended September 30, 2019 for the manufacture of clinical batches to support our URIROX-2 trial, for which there were no comparable costs for the nine months ended September 30, 2020.

•

Our employee compensation and benefits costs decreased by $2.0 million from $8.1 million for the nine months ended September 30, 2019 to $6.1 million for the nine months ended September 30, 2020.  The decrease is primarily due to a decrease in headcount from 45 employees at September 30, 2019 to 22 employees at September 30, 2020.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $0.9 million from $7.7 million for the nine months ended September 30, 2019 to $8.6 million for the nine months ended September 30, 2020. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
Employee compensation and benefits	$5,012	$3,514	$1,498
Consulting and professional services	1,930	2,440	(510)
Market research and commercialization planning	35	527	(492)
Other	1,618	1,228	390
Total general and administrative expenses	$8,595	$7,709	$886

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $1.5 million for the nine months ended September 30, 2020, primarily due an increase in employee salaries, wages, benefit costs and stock-based compensation.  Stock-based compensation increased $0.8 million from $1.3 million for the nine months ended September 30, 2019 to $2.1 million for the nine months ended September 30, 2020;

•

Our consulting and professional services costs decreased by $0.5 million for the nine months ended September 30, 2020. The decrease was primarily due to decreased recruiting costs and investor and public relations costs;

•

Our market research and commercialization planning costs decreased by $0.5 million for the nine months ended September 30, 2020.  During the nine months ended September 30, 2019, we incurred costs of $0.4 million for a study with an independent third party to perform a market assessment for enteric hyperoxaluria. There were no comparable costs for the nine months ended September 30, 2020; and

•	Our other costs increased by $0.4 million for the nine months ended September 30, 2020. The increase was primarily related to an increase in corporate insurance costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest expense of $0.3 million for the nine months ended September 30, 2020 and net interest income of $0.3 million for the nine months ended September 30, 2019.

Other Expense, net

Other expense, net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for nine months ended September 30, 2020 was a success fee of $0.3 million paid to PWB.  The conditions required to meet the obligation were fulfilled at the time we completed our registered direct offering on June 5, 2020.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2020 through gross proceeds of $96.0 million from sales of our convertible preferred stock, borrowings of $10.0 million under our credit facilities, net proceeds from our IPO of $67.0 million which was completed in November 2017, net proceeds from our registered direct offering of $9.4 million which was completed in June 2019, net proceeds from our at-the-market equity facility of $2.6 million, which was utilized in December 2019, net proceeds from our registered direct offering of $13.7 million which was completed on June 5, 2020 and net proceeds from our public underwritten offering of $6.7 million which was completed on July 30, 2020.

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September

29, 2020.  A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also have an additional $5.0 million credit line (“Credit Line”) available to us for withdrawal until September 29, 2021. A third installment loan (Third Installment Loan”) of an additional $10.0 million will be made available to us for withdrawal in full for a period ending December 29, 2021, subject to achievement of one of the following milestones by no later than December 29,202: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial.  The Pontifax Agreement has a term of 48 months and an interest only period of 24 months.  Amounts outstanding under the Pontifax Agreement may be converted at any time into shares of our common stock.  The initial borrowings of $10.0 million and amounts outstanding under the Credit Line are convertible at a conversion price of $4.10 per share of common stock.  The conversion price of the additional $10.0 million under the Third Installment Loan will be determined at the time the funds become available to us for withdrawal.

Our total cash and cash equivalents were $30.1 million at September 30, 2020.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operations	$(20,329)	$(31,707)
Net cash used in investing activities	—	(122)
Net cash provided by financing activities	20,458	9,605
Net increase (decrease) in cash and cash equivalents	$129	$(22,224)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $20.3 million for the nine months ended September 30, 2020 compared to $31.7 million for the nine months ended September 30, 2019. The decrease in cash used in operating activities of $11.4 million was attributable to:

•	A decrease in net loss of $13.4 million, partially offset by;
•	an increase in non-cash items of $1.0 million resulting primarily from increases in stock-based compensation expense; and
•

a decrease of $2.9 million due to changes in the components of working capital, including decreases in accounts payable, accrued expenses and other assets, partially offset by an increase in prepaid expenses.

Net Cash Used in Investing Activities

We did not have any cash flow activity relating to investment activities during the nine months ended September 30, 2020.  Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2019 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.4 million for the nine months ended September 30, 2020 compared to $9.6 million for the nine months ended September 30, 2019. The net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of $13.7 million of net proceeds from the issuance and sale of 7,317,074 shares of our common stock completed on June 5, 2020 through a registered direct offering and $6.7 million of net proceeds from the issuance of 5,894,191 shares of our common stock completed on July 30, 2020 through a public underwritten offering.  The net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from the issuance and sale of 2,632,092 shares of our common stock completed on June 28, 2019 through a registered direct offering.

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

Going Concern

As of September 30, 2020, we had cash and cash equivalents totaling $30.1 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.   We do believe that our cash and cash equivalents at September 30, 2020, together with the $5.0 million Credit Line currently available to us under the Pontifax Agreement and the $10.0 million additional borrowings expected to be available to us under Third Installment Loan, will enable us to fund our operating expenses and capital requirements through at least September 30, 2021.  We will require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Other than the Pontifax Agreement, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Summary of the Material Risks Associated with Our Business

•	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

•

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

•

We are heavily dependent on the regulatory approval of reloxaliase (formerly referred to as ALLN-177) in the United States and Europe, and subsequent commercial success of reloxaliase, both of which may never occur.

•

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

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

Foreign regulators may not agree with our proposed Phase 3 clinical program for reloxaliase, in which case we may be required to modify our planned clinical trials, or run additional clinical trials, before we can submit foreign applications for marketing approval for reloxaliase.

•

Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

•	If we experience delays or difficulties in the enrollment or continuation of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented

•

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

•

The manufacture and packaging of pharmaceutical products such as reloxaliase is subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

•

Our proprietary technological approach is a new approach to the design and development of stable, non-absorbable oral enzyme therapies and may not result in any additional product candidates or ultimately any products of commercial value.

•

Manufacture and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, particularly for oral biologics, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after a product has been manufactured and distributed.

•

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

•

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do, and reducing or eliminating our commercial opportunity.

•

We currently have no sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing our product candidates.

•	We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	The COVID-19 pandemic could have an adverse impact on our developmental programs and our financial condition.

•	We only have a limited number of employees to manage and operate our business.

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

•

The third parties upon whom we rely for the supply of the drug product and drug substance used in our lead product candidate are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

•

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected.

•	The price of our common stock may be volatile and fluctuate substantially.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Future Financial Condition

* We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of September 30, 2020, we had cash and cash equivalents totaling $30.1 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  We do believe that our cash and cash equivalents at September 30, 2020, together with the $5.0 million credit line currently available to us under the Pontifax Agreement and the $10.0 million additional borrowings expected to be available to us under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements through at least September 30, 2021.  We require additional capital to sustain our operations, including our reloxaliase development program. We are working to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of September 30, 2020, we had working capital of $27.4 million and capital resources consisting of cash and cash equivalents of $30.1 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at September 30, 2020, together with the $5.0 million credit line currently available to us under the Pontifax Agreement and the $10.0 million additional borrowings expected to be available to us under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements through at least September 30, 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of September 30, 2020, we had $10.0 million of outstanding borrowings under our convertible debt facility with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., or Pontifax. We are currently making quarterly interest payments.  Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with 8 equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock.  Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from Pontifax, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and future financings. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing credit facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. Under our loan and security agreement with Pontifax, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and Pontifax accelerates the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

Risks Related to Past Financial Condition

* We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $8.0 million and $13.3 million for the three months ended September 30, 2020 and 2019, respectively, and $22.6 million and $36.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $187.5 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have financed our operations to date primarily through private placements of convertible preferred stock, our initial public offering, or IPO, in November 2017, our “at the market” facility with Cowen and Company, LLC in December 2019, our registered direct offerings in June 2019 and June 2020, our underwritten offering in July 2020 and our credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development of reloxaliase and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

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

Risks Related to Drug Development, Regulatory Approval and Commercialization

Risks Related to Clinical Development

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

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in November 2019, we announced topline data from our URIROX-1 clinical trial, our first Phase 3 pivotal trial of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, including URIROX-2.  Additionally, interim results of a clinical trial do not necessarily predict final results. In June and November 2019, respectively, we announced interim data from our ongoing Study 206 of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, in particular well-controlled clinical trials.  Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or interim results from Study 206, do not ensure that we will achieve similar results in our URIROX-2 pivotal Phase 3 clinical trial in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly clinical trials first conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of reloxaliase in a number of ways. Prior to obtaining approval for reloxaliase, we expect that the results of our URIROX-1 and URIROX-2 trials will have to demonstrate statistically significant improvement in the percent change from baseline in 24-hour urinary oxalate, or UOx, during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the primary efficacy endpoint of both of our Phase 3 clinical trials. Although we achieved the primary efficacy endpoint in URIROX-1, and our analysis of the URIROX-1 clinical results confirmed a significant kidney stone and chronic kidney disease burden among patients with enteric hyperoxaluria and a correlation between kidney stone risk and UOx levels, there can be no guarantee that we will observe similar data in our URIROX-2 trial or our planned post-marketing studies of reloxaliase.  Of note, two of our randomized Phase 2 clinical trials of reloxaliase (Study 713 and Study 649) did not demonstrate statistically significant results in the pre-specified primary endpoints. The design of our later-stage clinical trials differs in significant ways from our Phase 2 clinical trials of reloxaliase, which we believe may cause the outcome of these later-stage trials to differ from what we observed in our Phase 2 clinical trials. These differences include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design.

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

Additionally, several of our past clinical trials utilize an “open-label” trial design, including some of our Phase 2 clinical trials of reloxaliase. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates.

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

We may seek an accelerated approval development pathway for our product candidates, and we intend to do so for reloxaliase. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for reloxaliase, ALLN-346, or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could receive regulatory approval, enter clinical development and, ultimately, be commercially valuable

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Our Phase 3 clinical program for reloxaliase consists of two Phase 3 clinical trials of reloxaliase in adult patients with enteric hyperoxaluria. We have also conducted scientific advisory meetings with regulatory authorities in three countries within the European Union, or the EU. Even though we have received and incorporated guidance from these regulatory authorities, foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials in those jurisdictions.  Further, the FDA or other regulatory authorities could change their position on the acceptability of our trial designs, or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by reloxaliase) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of reloxaliase, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will be completed on schedule, if at all.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other comparable foreign regulators. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP or our clinical protocols, inspection of the clinical trial operations or trial sites by the FDA or other comparable foreign regulators resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

Risks Related to Clinical Trials

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

* We depend heavily on the success of our most advanced program, reloxaliase. Our only other product development program, ALLN-346, is in early clinical development. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

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

In addition, patients may withdraw from our clinical trials prematurely, which could also have a negative effect on our ability to complete our clinical trials or obtain and retain regulatory approvals.  For example, both of our Phase 3 clinical trials for reloxaliase are randomized, double-blind and placebo controlled, and our URIROX-2 trial is intended to potentially enable a BLA submission using the accelerated approval pathway, following which patients would continue in the study for a minimum treatment period of two years to confirm clinical benefit post-approval.  Patients enrolled in our ongoing Phase 3 clinical trial may elect to withdraw from the trial prematurely, particularly in the event we are able to obtain an accelerated approval.  If a significant number of patients withdraw from the trial prematurely it could potentially jeopardize the interpretability of the results from our clinical trials, which could have a material adverse effect on our ability to obtain, or retain, regulatory approval for reloxaliase.

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

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug in our Phase 2 trials and URIROX-1 were low and no drug-related serious or severe adverse events were observed, it is possible that our URIROX-2 trial or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed reloxaliase to be absorbed into the bloodstream in our clinical trials to date, it is possible absorption could occur in our URIROX trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated, and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of reloxaliase for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Risks Related to Regulatory Approval

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

Risks Related to Sales, Marketing and Competition

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Alnylam has filed a new drug application, or NDA, with the FDA for its candidate, Lumasiran for the treatment of patients with primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Chinook Therapeutics has a small molecule in preclinical development for the treatment of primarily hyperoxaluria Type 1. Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome, Oxalo and Federation are also in the discovery and preclinical phase of development with potential assets for the treatment of primary and secondary hyperoxaluria.

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

Risks Related to Business Development

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

Risks Related to Our Business and Industry

Risks Related to COVID-19 and the Global Economy

The COVID-19 pandemic could have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. This virus continues to spread globally and, as of October 2020, has spread to a number of countries, including the United States where new cases continue to rise in some states. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory.  Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions.

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

Risks Related to Employee Matters and Managing Growth

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In December 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees. In connection with our restructuring, we expect a reduction in salary and related compensation expenses of approximately 30%. The completed workforce reduction has resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

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

As of November 2, 2020, we had 32 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Risks Related to Business Disruptions

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

Risks Related to Government Regulation

Risks Related to Healthcare Laws

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

Additionally, recent healthcare reform legislation has strengthened federal and state healthcare fraud and abuse laws. For example, the ACA amends the intent requirement of the federal Anti‑Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act..

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

We have a Code of Business Conduct and Ethics, and have prepared and implemented policies and procedures to ensure compliance with such code. The Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2030 unless additional congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. The FDA issued its final rule allowing importation of certain prescription drugs from Canada on October 1, 2020. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product Because the power to enact policy through Executive Order is limited, these Executive Orders direct HHS to engage the standard rulemaking process. On October 1, 2020, FDA published a final rule, that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

The current presidential administration and U.S. Congress have also recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour and twenty minutes for oral arguments, which are scheduled to occur on November 10, 2020. We cannot predict what affect further changes to the Affordable Care Act would have on our business. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays, or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.  If global health concerns or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Litigation

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

Risks Related to Third Party Agreements

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

We do not have the ability to conduct all of our clinical trials independently. We have relied will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for reloxaliase and other product candidates, and we control only some aspects of their activities. For example, in both our completed Phase 2 and Phase 3 clinical trials and ongoing Phase 3 clinical trial we relied and are relying heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

Risks Related to Intellectual Property

Risks Related to Protecting Our Intellectual Property

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Enforcement of Our Intellectual Property Rights

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

Risks Related to Intellectual Property Laws

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

Risks Related to Our Common Stock

Risks Related to Investments in Our Securities

* The price of our common stock may be volatile and fluctuate substantially.

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through November 2, 2020. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

* A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 2, 2020, we had 38,290,950 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 3,678,241 shares subject to outstanding options and 547,319 outstanding restricted stock units under our stock option plans as of September 30, 2020, the 1,681,495 shares reserved for future issuance under our stock option plans, the 360,002 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Risks Related to Operations

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

Risks Related to Market Analysts

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

Risks Related to Insider Control

* Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of November 2, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 38.7% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Risks Related to Our Status as an “Emerging Growth Company”

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

Risks Related to Dividends

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. Our credit facility with Pontifax also prohibits us from paying cash dividends without the prior written consent of Pontifax. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Risks Related to Tax

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, including as a result of our IPO and we may experience additional ownership changes or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $155.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.  U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration and net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 are permitted to be carried back five years. Additionally, the deductibility of federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2020 is limited to 80% of taxable income in any future taxable year, where taxable income is determined without taking into account the net operating loss.

Risks Related to Our Charter and Bylaws

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

In the quarter ended September 30, 2020, we did not repurchase any shares of our common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On November 6, 2020, Edward Wholihan, our Chief Financial Officer, indicated his intention to resign for personal reasons, effective as of a date to be determined in the future.  We anticipate that Mr. Wholihan will continue to serve as our Chief Financial Officer as we search for his replacement.

.

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

ALLENA PHARMACEUTICALS, INC.

November 9, 2020	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2020	By:	/s/ Edward Wholihan
Edward Wholihan
Chief Financial Officer
(Principal Financial and Accounting Officer)