Form 10-K
period 2020-12-31
Allena Pharmaceuticals, Inc.
filed 2021-03-11
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $50,915,080.

As of March 5, 2021 there were 56,879,679 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

our ability to enroll a sufficient number of patients (including as a result of any delays arising from the global outbreak of the coronavirus, or the COVID-19 coronavirus) and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;

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

We have developed two product candidates utilizing this proprietary approach to date.  Our lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. In November 2019, we announced statistically significant results on the primary endpoint from URIROX-1TM (formerly Study 301), the first of two planned Phase 3 clinical trials of reloxaliase in patients with enteric hyperoxaluria.  We are enrolling subjects in URIROX-2TM (formerly Study 302), the second planned Phase 3 clinical trial of reloxaliase, and currently expect to report interim analysis of the data from this study in the second or third quarter of 2022 and topline data for a potential BLA submission in the fourth quarter of 2022 or first quarter of 2023.  There are currently no approved therapies for the treatment of hyperoxaluria.  Our second product candidate, ALLN-346, is an orally administered, novel, urate degrading enzyme for patients with hyperuricemia and gout in the setting of advanced CKD.  In July 2020, we initiated a single-ascending dose (SAD) Phase 1 clinical trial of ALLN-346 in healthy volunteers and announced initial data from this study in November 2020.  ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. Subject to feedback from the U.S. Food and Drug Administration, or FDA, we expect to initiate a Phase 1b multiple-ascending dose (MAD) trial in healthy volunteers in the second quarter of 2021 and a Phase 2a program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

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

In March 2018, we initiated URIROX-1, the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. URIROX-1 is the largest randomized, controlled trial of a novel therapeutic ever initiated in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial.  URIROX-1 met its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  Reloxaliase was well tolerated in the URIROX-1 trial. 114 of 115 patients completed the study, and there were no adverse events leading to treatment discontinuation in the reloxaliase group.  Additionally, data from URIROX-1 highlight the increased kidney stone, or KS, risk associated with high UOx: patients with a higher UOx at baseline had reported a substantially greater mean number of KS within five years prior to enrollment, and the mean baseline UOx among patients who reported passage of a KS during the URIROX-1 trial was substantially higher than the baseline UOx among patients who did not.

In the fourth quarter of 2018, we initiated URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  URIROX-2 is a multicenter, global, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of reloxaliase in patients with enteric hyperoxaluria, over a minimum treatment period of two years. The trial is designed to enroll 200 patients with 24-hour UOx excretion greater than or equal to 50 mg/day and a history of kidney stones, and will include patients with both normal kidney function and reduced kidney function up to Stage 3 chronic kidney disease (estimated glomerular filtration rate greater than or equal to 30 mL/min/1.73 m2). The primary efficacy endpoint of URIROX-2 is the same primary endpoint as URIROX-1, the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing reduction in UOx excretion averaged across Weeks 1-4 with reloxaliase, relative to placebo, the same primary endpoint as URIROX-1. Secondary endpoints in URIROX-2 include the percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24 and the proportion of subjects with a ≥ 20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4. The primary long-term efficacy endpoint to confirm clinical benefit is kidney stone disease progression, defined as a composite of either symptomatic KS or finding of new or enlarged KS using imaging, over a minimum treatment period of two years. The primary long-term analysis will assess the event rates on reloxaliase relative to placebo.  Secondary long-term efficacy endpoints to confirm clinical benefit include change in eGFR from baseline and resource utilization for the management of kidney stones (eg, emergency room visits, hospitalizations or procedures for the management of kidney stones).

URIROX-2 incorporates adaptive design elements that could, if necessary, allow for increasing the sample size and/or duration of treatment on two separate occasions: the first is based on accrued kidney stone disease progression events and/or the conditional probability of achieving ultimate statistical success for reducing UOx to support a BLA filing for accelerated approval; and the second is based on the conditional probability of achieving ultimate statistical success in demonstrating a reduction in kidney stone disease progression in the long-term follow-up phase of the trial.

In February 2020, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2 that was informed by the results of the completed URIROX-1 trial.  The high rate of on-study kidney stone events and the UOx results in URIROX-1, which enrolled essentially the same patient population as URIROX-2, led to the following modifications to URIROX-2:

•	Reduce the target enrollment from 400 subjects in the original design of the trial, to 200 subjects to support a potential BLA submission for accelerated approval;
•

Conduct interim analysis at the first sample size reassessment, or SSR, based on total accrued kidney stone disease progression events once 130 subjects, rather than 240 in the original design of the trial, have reached six months of treatment and at the same time, conduct a sponsor-blinded estimation of the conditional probability of achieving the study’s primary and secondary UOx percent change from baseline endpoints; and

•

Conduct the second SSR, based on the conditional probability of achieving the primary long-term endpoint of kidney stone disease progression, once 200 subjects, rather than 400 subjects in the original design of the trial, have reached six months of treatment.  Assuming sufficiently high conditional probability, the remainder of the analyses to support a BLA filing would be conducted at this time.

In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA, which became effective following the 30-day review period and has been implemented.

During the first half of 2020, we paused initiation of new clinical trial sites and expansion into additional geographies due to the ongoing engagement with the FDA on the potential streamlined redesign of the trial and also the company’s financial constraints.  The trial was re-launched in the summer of 2020 based on agreement with the FDA on the redesign of the study and the availability of the company’s financial resources from equity financing activities.  The execution and enrollment progress of the trial have been adversely affected by the COVID-19 pandemic.  However, we are seeing recent encouraging signs of progress, including the most active two month period of new study site initiations, subject screenings, and subject enrollments in January and February, 2021.  We are anticipating an accelerating pace of enrollment over the balance of the year as additional sites are initiated and the impact of the pandemic begins to wane.  As a result, we currently expect to report the results of the first sample size reassessment in the second or third quarter of 2022, and to report topline data to support a potential BLA submission in the fourth quarter of 2022 or the first quarter of 2023.

The FDA has advised us that it agrees with our strategy to pursue a BLA filing for reloxaliase using the accelerated approval regulatory pathway. Specifically, pending positive results, data from the URIROX-2 trial will first be used to support a filing for accelerated approval for reloxaliase on the basis of reducing 24-hour UOx excretion, and thereafter, URIROX-2 will continue long-term in the post-approval setting to verify the clinical benefit of reloxaliase in reducing kidney stone disease progression, which is the primary long-term endpoint of the study.  The analyses for a BLA filing will be conducted sequentially, starting with estimation of the conditional probability of achieving the primary long-term endpoint of KS disease progression, followed by the remaining analyses that include assessment of the efficacy of reloxaliase in reducing UOx in the one month primary and six month secondary endpoints, evaluation of safety, and confirmation of the relationship between UOx and KS events.  The clinical elements of the BLA filing will include the aforementioned data package from URIROX-2; the results from URIROX-1, also conducted in the initial target population of enteric hyperoxaluria; and the results from Phase 1 and Phase 2 trials of reloxaliase, which included subjects with other types of hyperoxalurias.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with enteric hyperoxaluria with advanced CKD and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria. The data from this study have been published in Nephrology Dialysis Transplantation (Pfau 2021). Across all 10 subjects with enteric hyperoxaluria, 12 weeks of treatment with reloxaliase resulted in a decrease in POx across Weeks 4-12 (29% reduction).  The two subjects with CKD Stage 3b, who therefore had functioning kidneys, demonstrated a mean 24-hour UOx reduction of 29%. Accordingly, mean POx in these 2 subjects dropped by 42% and 16% respectively under treatment.  Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks.  To our knowledge, this is the first demonstration of a pharmacological therapy for POx reduction in subjects with EH and advanced CKD.  Based on the substantial reductions from baseline to Weeks 4 to 12 in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and advanced CKD, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, they advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and will evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. A recent systematic review of the literature on enteric hyperoxaluria conducted by the enteric hyperoxaluria subgroup of the Kidney Health Initiative a public-private partnership established in 2012 by the American Society of Nephrology in collaboration with stakeholders in the renal community, including the FDA, estimated the total prevalence of patients in the United States in 2019 with enteric conditions associated with kidney failure and/or recurrent kidney stones at 250,000.  (Clinical Journal of the American Society of Nephrology, 2020).  We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria, and to our knowledge, reloxaliase is the most advanced clinical development candidate for this indication. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present. Primary hyperoxaluria, an ultra-rare genetic disease, is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients, in the United States. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. Patients with enteric hyperoxaluria can have levels of UOx excretion as high as patients with primary hyperoxaluria and a comparable burden on the kidneys. The first therapeutic for the treatment of patients with Primary Hyperoxaluria Type I was approved by the FDA in 2020.

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

Systemic oxalosis is an ultra-rare, potentially fatal condition that results from the progression of primary or enteric hyperoxaluria. Excess oxalate that cannot be eliminated by the kidneys begins to accumulate in tissues throughout the body, including the blood, bones, joints, eyes, heart and kidneys. The deposition of oxalate crystals can increase the risk of kidney inflammation, fibrosis, and progressive kidney failure. This damage to the kidney further reduces the kidney’s ability to eliminate oxalate, causing a vicious cycle that can accelerate the loss of kidney function. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis—up to 6 or 7 times per week—with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis.

The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and developed our first two product candidates, reloxaliase and ALLN-346, which are novel, oral enzyme therapeutics for the treatment of hyperoxaluria and hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce large quantities of reloxaliase sufficiently to support our clinical and eventual commercial strategy, with costs anticipated to be comparable to small molecule therapeutics.

We have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia is the major predisposing condition for gout, a disease that most commonly manifests with acute flares of arthritis, and can also lead to chronic arthritis and joint damage and palpable deposits of urate crystals in the skin. Hyperuricemia can also lead to increased uric acid excretion in the urine and subsequently to kidney stone formation and kidney damage, also known as urate nephropathy. In addition, hyperuricemia has been linked to hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance, obesity and cardiovascular disease.

We engineered ALLN-346 to degrade urate in the GI tract and, in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased kidney function and diminished capacity for urinary excretion of uric acid. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. An estimated 375,000 patients in the United States have refractory gout and CKD.  We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We presented the data from the first study in a urate-oxidase knock-out mouse model at the American College of Rheumatology meeting in October 2018 and the data from the second study in a pig model with acute hyperuricemia at the American College of Rheumatology meeting in October 2019.  We received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation of ALLN-346 and initiated a Phase 1 clinical trial of ALLN-346 in July 2020.

In November 2020, we announced initial data from our Phase 1 clinical trial for ALLN-346.  The double-blind, placebo-controlled, SAD study enrolled 24 healthy volunteers. Groups of eight study participants were randomized 3:1 to ALLN-346 or matching placebo in three sequential cohorts dosed orally with three, six, or 12 capsules in one day. Each capsule of ALLN-346 contained a target dose of 90 mg of enzyme, equivalent to 2,250 units. ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. In addition, assay of serum samples by ELISA immunoassay demonstrated that ALLN-346 was not absorbed systemically, supporting that its mechanism of action appears to be restricted to the GI tract.  Subject to feedback from the U.S. Food and Drug Administration, we expect to initiate a Phase 1b MAD trial in healthy volunteers in the second quarter of 2021 and a Phase 2a program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

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

Strategy

Our goal is to become the leader in developing and commercializing first-in-class, oral, non-absorbed enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. To achieve this goal, we are executing on the following strategy:

•

Obtain regulatory approval in the United States for our lead product candidate, reloxaliase, for enteric hyperoxaluria in adults using the accelerated approval regulatory pathway. URIROX-1 and our robust Phase 2 clinical development program of reloxaliase in patients with secondary hyperoxaluria consistently demonstrated significant reduction of UOx excretion in patients with enteric hyperoxaluria. Based on these data and the high unmet need, we are focusing our development of reloxaliase for enteric hyperoxaluria. Moreover, we believe the mechanism of action of reloxaliase, which degrades oxalate in the GI tract, is particularly well-targeted to treat enteric hyperoxaluria, where excess oxalate absorption is driven by an underlying GI disorder. There are currently no approved therapies for the treatment of enteric hyperoxaluria.  In November 2019, we announced statistically significant results on the primary endpoint from URIROX-1, the first of two planned Phase 3 clinical trials of reloxaliase in patients with enteric hyperoxaluria.  In the fourth quarter of 2018, we initiated URIROX-2 (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. In February 2020, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2 that was informed by the results of URIROX-1. The primary efficacy endpoint of URIROX-2 is the same primary endpoint as URIROX-1.  The trial has adaptive design elements to increase the likelihood of ultimate statistical success of the trial, in both the key endpoint for BLA filing, reduction in 24-hour UOx excretion, as well as the key endpoint to confirm clinical benefit, kidney stone disease progression. The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. We currently expect to report the results of the first sample size reassessment in URIROX-2 in the second or third quarter of 2022, and to report topline data to support a potential BLA submission in the fourth quarter of 2022 or the first quarter of 2023.

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

•

Advance development of ALLN-346. ALLN-346 is an orally administered, novel urate degrading enzyme that has been optimized for stability in the intestinal tract. This proprietary enzyme was designed by our scientists to degrade urate in the intestinal tract and in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased kidney function and diminished capacity for urinary excretion of uric acid. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. An estimated 375,000 patients in the United States have refractory gout and CKD.  We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation and initiated a Phase 1 clinical trial of ALLN-346 in healthy volunteers in July 2020.  In November 2020, we announced initial data from this trial.  The double-blind, placebo-controlled, SAD study enrolled 24 healthy volunteers. Groups of eight study participants were randomized 3:1 to ALLN-346 or matching placebo in three sequential cohorts dosed orally with three, six, or 12 capsules in one day. Each capsule of ALLN-346 contained a target dose of 90 mg of enzyme, equivalent to 2,250 units. ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. In addition, assay of serum samples by ELISA immunoassay demonstrated that ALLN-346 was not absorbed systemically, supporting that its mechanism of action appears to be restricted to the GI tract.  Subject to feedback from the U.S. Food and Drug Administration, we expect to initiate a Phase 1b MAD trial in healthy volunteers in the second quarter of 2021 and a Phase 2a program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

•

Explore collaboration opportunities for our product candidates in markets outside of the United States. We intend to explore collaborations to commercialize our product candidates, including reloxaliase and ALLN-346, outside of the United States. However, depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

•

Use our proprietary technological approach to develop additional orally-administered enzyme therapies that degrade metabolites in the GI tract. We are employing a proprietary technological approach that allows for the design, development, formulation, and scalable manufacturing of oral, non-absorbed, stable enzymes that degrade a specific metabolite within the GI tract. We believe our expertise in orally administered gut-restricted enzyme therapeutics serves as a product engine that can be utilized to address other rare and severe metabolic disorders with high unmet medical needs. With two product candidates advancing through clinical development, we believe we have established a unique, reproducible, oral enzyme therapeutic platform and plan to continue to utilize this platform to create, develop, and bring to market additional first-in-class product candidates. We expect to expand our preclinical pipeline in 2021 into at least one additional metabolic disorder.  With continued expansion of our portfolio into new disease areas, we believe this will also expand our opportunities to explore potential strategic collaborations.

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

•

Second product candidate, ALLN-346, which demonstrated a robust reduction in both plasma and urine uric acid levels in animal proof-of-concept studies, and which was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in a Phase 1 clinical trial in healthy volunteers;

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

The diagnosis and subsequent management of hyperoxaluria are typically based on measurements of oxalate levels in samples of urine voided and collected over a full 24 hour period, referred to as 24 hour UOx excretion. Hyperoxaluria is generally defined as levels of UOx excretion greater than 40 mg/24 hour at ages beyond infancy. While there is no firmly established level of UOx excretion that results in kidney stone formation, the scientific literature suggests that sustained UOx excretion above 30-40 mg/24 hour increases the risk of stone formation and that higher baseline UOx excretion is predictive of future stone events. Independent academic studies have shown that an increase in UOx excretion of approximately 10 mg/24 hour can increase the risk of significant adverse kidney complications. We consider severe hyperoxaluria as having levels of oxalate in the urine greater than 50 mg/24 hour. For example, the average UOx excretion level at baseline for the subjects with enteric hyperoxaluria in URIROX-1, our recently completed Phase 3 clinical trial, was approximately 90mg/24 hours.  Analysis of data from our clinical trials and multiple independent studies, including, but not limited to, peer-reviewed academic studies published in Nephron in 1980, The New England Journal of Medicine in 1994 and 2002, Kidney International in 2006 and 2008, the Urology Journal in 2011, the Clinical Journal of the American Society of Nephrology in 2016, the Journal of the American Society of Nephrology Abstract Supplement in 2017, and, most recently, Nephrology Dialysis Transplantation in 2020 suggest that a therapeutic strategy that reduces UOx excretion per 24 hours by approximately 20% could result in a 25-50% reduction in the incidence of kidney stone recurrence (in the short term) and may increase renal survival (in the long term).

Increased Severity
Systemic Crystal Deposition
Kidney Failure
Kidney Damage
Kidney Stones
CaOx Crystal Formation
Normal Kidney Function
Risk of Kidney Complications*
ALLN-177 Mechanism of Action
10
20
30
40
50
60
70
80
90
100
>100
Urinary Oxalate (UOx) mg/24h
Primary Hyperoxaluria
Secondary Hyperoxaluria

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

Enteric hyperoxaluria is most commonly seen as a complication of malabsorptive bariatric surgical procedures, such as Roux-en-Y gastric bypass, and can also be related to inflammatory bowel disease, such as Crohn’s disease, or other conditions associated with GI malabsorption, including cystic fibrosis, pancreatic insufficiency, celiac disease or short bowel syndrome following surgical resection of the bowel. Enteric hyperoxaluria is the more severe type of secondary hyperoxaluria since the underlying GI disorder predisposes patients to chronic excess oxalate absorption. Given this hyperabsorption, patients with enteric hyperoxaluria can have markedly high levels of UOx excretion that can result in recurrent kidney stones, progressive calcium oxalate deposits in the kidney, or nephrocalcinosis, systemic oxalosis, CKD and ESRD. We estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. Finally, the Kidney Health Initiative, or the KHI, a public-private partnership established in 2012 by the American Society of Nephrology in collaboration with stakeholders in the renal community, including the FDA, launched a project on oxalate disorders with the Oxalosis and Hyperoxaluria Foundation.  The enteric hyperoxaluria subgroup initially completed a systematic review of the literature to describe the pathophysiology and clinical consequences of enteric hyperoxaluria, current therapies, and knowledge gaps, which was also published in the Clinical Journal of the American Society of Nephrology in 2020.  This group found that the total prevalence of patients in the United States in 2019 with enteric conditions associated with kidney failure and/or recurrent kidney stones is estimated at 250,000. The most common causes were RYGB surgery for obesity (approximately 60%), inflammatory bowel disease (approximately 20%), celiac disease (8%), and chronic pancreatitis (4%).  We plan to target this market initially. There are no FDA approved therapies for enteric hyperoxaluria. We believe that a therapeutic agent that reduces urine oxalate levels in this population could be commercialized into a potential multi-billion dollar U.S. market without any approved therapies at present.

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

Primary Hyperoxaluria

Primary hyperoxaluria, a type of severe hyperoxaluria, is a rare genetic disorder that can result in kidney stone disease, kidney damage, and kidney failure, which may lead to death. Primary hyperoxaluria has three main types, PH1, PH2, and PH3, with each categorization representing the particular genetic enzyme deficiency that drives the overproduction of oxalate, mainly in the liver, and massive excretion of oxalate in the urine. The most severe and common type of primary hyperoxaluria is PH1. These patients typically develop recurrent kidney stones with progressive nephrocalcinosis and end stage renal disease by 20-30 years of age. Among patients with primary hyperoxaluria, about 50 percent will have kidney failure by age 15, and about 80 percent will have kidney failure by age 30. Primary hyperoxaluria is estimated to affect approximately 1 in 58,000, or approximately 5,000 patients in the United States, and approximately 0.1 in 10,000 people, or approximately 5,000 patients in the Europe. During the fourth quarter of 2020, Oxlumo, an RNAi therapy developed by Alnylam, became the first FDA and EMA approved therapy for the treatment of PH1 and the first therapeutic to be approved on the basis of reducing UOx excretion. Patients with enteric hyperoxaluria can have levels of UOx excretion as high as patients with primary hyperoxaluria and a comparable renal burden.

Hyperoxaluria-Patient Journey and Progression of Disease

The first clinical manifestation of hyperoxaluria is often a kidney stone; however, the disorder can be variable in its presentation. Patients with severe hyperoxaluria may have recurrent kidney stones or experience infrequent or no kidney stones, yet still develop CKD and ESRD, which can be fatal. The risk for kidney stones increases with progressively elevated levels of UOx excretion. Up to 80% of kidney stones contain oxalate; therefore, hyperoxaluria is a primary driver of kidney stones and reducing UOx is a scientifically targeted approach to prevent kidney stone episodes. Patients experiencing a kidney stone typically go to the emergency room for treatment due to the intense physical pain, as the kidney stone may take hours to days to pass or require interventional surgical procedures to remove it if it is too large to pass on its own. Kidney stones affect approximately 1 in 11 people in the United States at some point in their lives and the likelihood of recurrence has been estimated to be as high as 50% within 5 years of the initial event. Based on a project completed in 2016 by Health Advances, a strategic consulting firm for the healthcare industry that we engaged to conduct market research, approximately 5 million patients have been affected by recurrent calcium oxalate kidney stones in the United States.

Given the debilitating and recurrent nature of kidney stones, patients suffering from recurrent kidney stones bear significant social and financial burdens and are therefore highly motivated to prevent further relapse. Patients with enteric hyperoxaluria tend to have more frequent and more complicated kidney stone episodes and other kidney disorders as a result of their underlying GI disorders and predisposition to chronic excess oxalate absorption. For example, an additional project completed by Health Advances for us in 2017, which included analysis of peer-reviewed academic studies in two patient populations with GI malabsorption (Roux-en-Y gastric bypass and short bowel syndrome), suggested that these patients had a significantly higher kidney stone risk and rate of kidney stone recurrence than the general population of patients with kidney stones. They also had a significantly higher rate of intervention to remove kidney stones. This significant burden of disease in patients with enteric hyperoxaluria is consistent with the clinical presentation of patients participating in our Phase 2 clinical program and in URIROX-1. In November 2019, we presented data at the American Society of Nephrology conference which included data from URIROX-1, our first Phase 3 trial.  Data from the 115 subjects in this study confirmed the severe burden of disease of patients with enteric hyperoxaluria.  These patients had an average baseline UOx of approximately 90mg/24hrs and had experienced an average of eleven kidney stone events in the past five years. During the course of the eight week URIROX-1 study, 16.5% of subjects reported kidney stone events.  In addition to the high kidney stone burden, 26% of subjects had moderate CKD (stage 3).  This data was consistent with the burden of disease in patients with enteric hyperoxaluria in our Phase 2 clinical trials.  In October 2018 we presented data at the American Society of Nephrology conference which included composite data, details on kidney stone burden, and case studies from 33 patients with enteric hyperoxaluria who enrolled in our Phase 2 studies of reloxaliase. Data from these 33 patients showed that a majority of the patients experienced persistently high 24-hour UOx excretion, despite following standard-of-care guidance for diet and hydration.  On average, these subjects experienced six stones prior to enrollment. Among 20 patients for whom kidney stone burden was assessed by a computerized tomography, or CT, scan, 16 had at least one kidney stone detected at enrollment (80%), with an average of three stones present.  Additionally, 20% of patients presenting with a kidney stone had very large stones, which could require urological intervention. In addition to kidney stone burden, nearly 30% of subjects had moderate CKD (stage 3).

Further, people with kidney stones have a two times greater risk of CKD and ESRD and a higher risk of stroke and heart attack than the general population. Managing CKD and ESRD is complex as many metabolic factors, such as phosphorus, potassium and parathyroid hormone, are out of balance, often requiring treatment with multiple therapeutic agents. Patients who develop ESRD secondary to hyperoxaluria require frequent hemodialysis-up to 6 or 7 times per week-with or without supplemental peritoneal dialysis while awaiting kidney transplantation to prevent or limit systemic oxalosis. Systemic oxalosis, which typically occurs in patients with primary or severe enteric hyperoxaluria and decreased kidney function, refers to the presence of excess oxalate throughout the body, including the blood, bones, joints, eyes and heart. Elevated levels of oxalate in the blood is referred to as hyperoxalemia. For example, a publication in Kidney International in 2018 provided a systematic review on secondary oxalate nephropathy case reports (108 patients total), the majority attributable to enteric hyperoxaluria. In this study, oxalate crystal deposition was universally found in the kidneys, suggesting a causal role for the oxalate crystals.  With a mean follow-up of 12.9 months, renal replacement therapy (dialysis) was required in >50% of patients with most patients remaining dialysis-dependent and an overall mortality rate was 33%.

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

Hyperoxaluria Current Treatment and Unmet Need

There is no approved pharmacologic therapy for the reduction of urinary oxalate excretion in patients with enteric hyperoxaluria. Existing treatment options for hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.  Despite these strategies, many patients continue to experience hyperoxaluria with recurrent kidney stones and continued risk for long-term kidney damage. Consequently, we believe patients afflicted with severe hyperoxaluria could greatly benefit from a therapy that reliably lowers oxalate levels in the body and therefore reduces the burden on the kidney to filter and then excrete the metabolite in the urine.

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

We are initially developing reloxaliase for adult patients with enteric hyperoxaluria. We have evaluated reloxaliase in 115 subjects with secondary hyperoxaluria in our first pivotal Phase 3 clinical trial, four Phase 2 clinical trials, and a Phase 1 clinical trial with healthy volunteers with diet-induced hyperoxaluria. In the fourth quarter of 2018, we initiated URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. Based on the high rate of on-study kidney stone events and the UOx results in URIROX-1, we announced in February 2020 that we have reached agreement with the FDA on a streamlined design for URIROX-2 that could potentially reduce the target length and cost of the trial. In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA, which became effective following the 30-day review period and has been implemented. We currently expect to report the results of the first sample size reassessment in URIROX-2 in the second or third quarter of 2022, and to report topline data to support a potential BLA submission in the fourth quarter of 2022 or the first quarter of 2023.

The FDA has advised us that it agrees with our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway. Specifically, pending positive results, data from the URIROX-2 trial will first be used to support a filing for accelerated approval for reloxaliase on the basis of reducing 24-hour UOx excretion, and thereafter, URIROX-2 will continue long-term in the post-approval setting to verify the clinical benefit of reloxaliase in reducing kidney stone disease progression, which is the primary long-term endpoint of the study.  The analyses for a BLA filing will be conducted sequentially, starting with estimation of the conditional probability of achieving the primary long-term endpoint of KS disease progression, followed by the remaining analyses that include assessment of the efficacy of reloxaliase in reducing UOx in the one month primary and six month secondary endpoints, evaluation of safety, and confirmation of the relationship between UOx and KS events.  The clinical elements of the BLA filing will include the aforementioned data package from URIROX-2; the results from URIROX-1, also conducted in the initial target population of enteric hyperoxaluria; and the results from Phase 1 and Phase 2 trials of reloxaliase, which included subjects with other types of hyperoxalurias.

We initiated a Phase 2 clinical trial (Study 206) in March 2018 in adults and adolescents with enteric hyperoxaluria and elevated plasma oxalate levels (hyperoxalemia), or primary hyperoxaluria, both of which can lead to systemic oxalosis, a potentially fatal disorder associated deposition of oxalate in tissues. We announced interim data from Study 206 in June 2019 and topline data in November 2019. Final data from the study has been reported and recently published in Nephrology Dialysis Transplantation in 2021.  Study 206 demonstrated that treatment with reloxaliase led to substantial reductions in measures of oxalate burden for patients with enteric hyperoxaluria and advanced CKD. Based on these results, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, they advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and will evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

Reloxaliase Clinical Development Program

Overview Since 2012, we have conducted a robust clinical development program of reloxaliase in healthy volunteers and patients with secondary hyperoxaluria. As a result, we have developed key insights into hyperoxaluria, clinical trials in patients with hyperoxaluria and the activity and tolerability of reloxaliase in this patient population.

In March 2018, we initiated URIROX-1, the first of our two Phase 3 clinical trials in support of our planned BLA for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we announced topline data from the URIROX-1 trial. URIROX-1 met its primary endpoint, demonstrating a statistically significant change from baseline in 24-hour UOx excretion compared to placebo (p=0.004). In the fourth quarter of 2018, we initiated URIROX-2 , our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria. The primary efficacy endpoint for URIROX-2 is the same primary endpoint as URIROX-1, the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, comparing reduction in UOx excretion averaged across Weeks 1-4 with reloxaliase, relative to placebo. Based on the high rate of on-study kidney stone events and the UOx results in URIROX-1, we announced in February 2020 that we reached agreement with the FDA on a streamlined design for URIROX-2.  In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA, which became effective following the 30-day review period and has been implemented.  We currently expect to report the results of the first sample size reassessment in URIROX-2 in the second or third quarter of 2022, and to report topline data to support a potential BLA submission in the fourth quarter of 2022 or the first quarter of 2023.

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

In November 2019, we announced topline data from the URIROX-1 trial. URIROX-1 achieved its primary endpoint, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004). Additionally, in a pre-specified secondary endpoint, the stratified analysis of the primary endpoint in bariatric surgery patients (68% of the total study population), patients treated with reloxaliase achieved a mean reduction of 21.2% in average 24-hour UOx excretion, compared to 6.0% for patients treated with placebo (LS mean difference of -16.2%, p=0.01).  The results of URIROX-1 were also presented as a late-breaking abstract at the virtual American Urology Association (AUA) meeting in May 2020.

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

We initiated URIROX-2 in the fourth quarter of 2018. URIROX-2 is a multicenter, global, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of reloxaliase in patients with enteric hyperoxaluria, over a minimum treatment period of two years. The trial is designed to enroll 200 patients with 24-hour UOx excretion greater than or equal to 50 mg/day and a history of kidney stones, and will include patients with normal kidney function as well as chronic kidney disease up to stage 3 CKD (defined as an estimated glomerular filtration rate (eGFR) greater than or equal to 30 ml/min/1.73m2). Patients will be randomized 1:1 to reloxaliase vs. placebo and will take 284 mg (equivalent to 7,500 units) of reloxaliase or placebo with each meal or snack up to five times per day, consistent with the eating patterns of patients with enteric hyperoxaluria. URIROX-2 incorporates adaptive design elements that could, if necessary, allow for increasing the sample size and/or duration of treatment on two separate occasions: the first is based on accrued kidney stone disease progression events and/or the conditional probability of achieving ultimate statistical success for reducing UOx to support a BLA filing for accelerated approval; and the second is based on the conditional probability of achieving ultimate statistical success in demonstrating a reduction in kidney stone disease progression in the long-term follow-up phase of the trial.

In February 2020, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2 that was informed by the results of the completed URIROX-1 trial.  The high rate of on-study kidney stone events rate and the UOx results observed in URIROX-1, which enrolled essentially the same patient population as URIROX-2, led to the following modifications to URIROX-2:

•	Reduce the target enrollment from 400 subjects in the original design of the trial, to 200 subjects to support a potential BLA submission for accelerated approval;
•

Conduct the first SSR based on total accrued kidney stone disease progression events once 130 subjects, rather than 240 in the original design of the trial, have reached six months of treatment; and, at the same time, conduct a sponsor-blinded estimation of the conditional probability of achieving the study’s primary and secondary UOx percent change from baseline endpoints at the time of the first SSR; and

•

Conduct the second SSR, based on the conditional probability of achieving the primary long-term endpoint of kidney stone disease progression, once 200 subjects, rather than 400 subjects in the original design of the trial, have reached six months of treatment.  Assuming sufficiently high conditional probability the remainder of the analyses to support a BLA filing would be conducted at this time.

In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA, which became effective following the 30-day review period and has been implemented.

During the first half of 2020, we paused initiation of new clinical trial sites and expansion into additional geographies due to the ongoing engagement with the FDA on the potential streamlined redesign of the trial and also the company’s financial constraints.  The trial was re-launched in the summer of 2020 based on agreement with the FDA on the redesign of the study and the availability of the company’s financial resources from equity financing activities.  The execution and enrollment progress of the trial have been adversely affected by the COVID-19 pandemic.  However, we are seeing recent encouraging signs of progress, including the most active two month period of new study site initiations, subject screenings, and subject enrollments in January and February, 2021.  We are anticipating an accelerating pace of enrollment over the balance of the year as additional sites are initiated and the impact of the pandemic begins to wane.  As a result, we currently expect to report the results of the first sample size reassessment in URIROX-2 in the second or third quarter of 2022, and to report topline data to support a potential BLA submission in the fourth quarter of 2022 or the first quarter of 2023.

The primary efficacy endpoint for URIROX-2 is the percent change from baseline in 24-hour UOx excretion during Weeks 1-4, assessing UOx excretion averaged across Weeks 1-4 with reloxaliase relative to placebo, the same primary endpoint as URIROX-1. Secondary endpoints in URIROX-2 include the percent change from baseline in 24-hour UOx excretion during Weeks 16 to 24 and the proportion of subjects with a ≥20% reduction from baseline in 24-hour UOx excretion during Weeks 1-4. The primary long-term efficacy endpoint to confirm clinical benefit is kidney stone disease progression, defined as a composite of either symptomatic kidney stone(s) or finding of new or enlarged kidney stone(s) using imaging, over a minimum treatment period of two years. The primary long-term analysis will assess the kidney stone event rates on reloxaliase relative to placebo.  Secondary long-term efficacy endpoints to confirm clinical benefit include change in eGFR from baseline and resource utilization for the management of kidney stones (eg, emergency room visits, hospitalizations or procedures for the management of kidney stones).  In March 2019, we announced an agreement with the Duke Clinical Research Institute, a leading academic research institute within Duke University School of Medicine, to establish and lead an Academic Coordinating Center in support of the URIROX-2 Phase 3 clinical trial and preparation for the potential launch of reloxaliase.

The FDA has advised us that it agrees with our strategy to obtain accelerated approval for reloxaliase. Specifically, pending positive results, data from the URIROX-2 trial will first be used to support a filing for accelerated approval for reloxaliase on the basis of reducing 24-hour UOx excretion, and thereafter, URIROX-2 will continue long-term in the post-approval setting to verify the clinical benefit of reloxaliase in reducing kidney stone disease progression, which is the primary long-term endpoint of the study.  The analyses for a BLA filing will be conducted sequentially, starting with estimation of the conditional probability of achieving the primary long-term endpoint of KS disease progression, followed by the remaining analyses that include assessment of the efficacy of reloxaliase in reducing UOx in the one month primary and six month secondary endpoints, evaluation of safety, and confirmation of the relationship between UOx and KS events.  The clinical elements of the BLA filing will include the aforementioned data package from URIROX-2; the results from URIROX-1, also conducted in the initial target population of enteric hyperoxaluria; and the results from Phase 1 and Phase 2 trials of reloxaliase, which included subjects with other types of hyperoxalurias.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval of reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval.

The FDA has advised us that its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be based on both the size of the effect seen on UOx in this trial and substantiation of the relationship between UOx levels and risk of kidney stones, which can be informed by data generated in the URIROX-2 trial as well as other data sources. URIROX-2 would continue long-term to confirm clinical benefit in the post-approval setting. This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit. This guidance stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit. In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size reassessments, will, if necessary, allow for increases in sample size and/or duration of treatment, based on accrued kidney stone disease progression and the conditional probability of achieving ultimate success in the long-term follow-up phase of the trial. Based on the outcome of our planned sample size reassessments, we may be required to increase the number of subjects treated and/or extend the follow-up period; however, unless the sample size was revised for UOx at the first SSR, these changes would not impact our anticipated plans for submission of a BLA for reloxaliase using the accelerated approval pathway.

For a discussion about the risks related to our pivotal Phase 3 clinical program for reloxaliase, please see “Risk Factors—Risks Related to Drug Development, Regulatory Approval and Commercialization,” including, but not limited to, the specific risk factor titled “Although we have reached alignment with the FDA on the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway, the clinical data we generate from our Phase 3 clinical program and/or the data we derive from third party datasets may not be sufficient to satisfy the FDA that we are eligible to use the accelerated approval regulatory pathway…”

In addition, we have conducted Scientific Advice meetings with regulatory authorities in three countries within the European Union, and discussed the results of our Phase 2 clinical program, our plans for our Phase 3 program as described above and potential pathways for regulatory approval of reloxaliase in Europe. Subject to future anticipated interactions with the European Medicines Agency, or EMA, we believe that our Phase 3 program, if successful, could support the filing of a future MAA application for reloxaliase in patients with enteric hyperoxaluria in the European Union via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway.

Finally, the Kidney Health Initiative, or the KHI, a public-private partnership established in 2012 by the American Society of Nephrology in collaboration with stakeholders in the renal community, including the FDA, launched a project on oxalate disorders with the Oxalosis and Hyperoxaluria Foundation. The Oxalosis and Hyperoxaluria Foundation is an organization dedicated to the awareness, understanding and treatment of hyperoxaluria and oxalosis for healthcare professionals, patients and their families.  The purpose of the project, called “Identification of Appropriate Endpoints for Clinical Trials in Hyperoxaluria” was to develop consensus recommendations regarding appropriate endpoints for clinical trials in hyperoxaluria based on review of the published literature and the opinion of experts in oxalate biology and treatment of oxalate disorders. Two subgroups were formed, one for primary hyperoxaluria led by Dr. Dawn Milliner, M.D. of the Mayo Clinic, and another for enteric hypoeroxaluria led by John C. Lieske, M.D., FASN, also of the Mayo Clinic,. The primary hyperoxaluria subgroup recommendations for potential endpoints for clinical trials in primary hyperoxaluria, including review of the available evidence, was published in the Clinical Journal of the American Society of Nephrology in 2020.  The enteric hyperoxaluria subgroup initially completed a systematic review of the literature to describe the pathophysiology and clinical consequences of enteric hyperoxaluria, current therapies, and knowledge gaps, which was also published in the Clinical Journal of the American Society of Nephrology in 2020.  The second phase of the enteric hyperoxaluria project, to evaluate and provide recommendations regarding potential endpoints for clinical trials in enteric hyperoxaluria, is underway.

Summary of Phase 2 Clinical Program for Reloxaliase in Primary Hyperoxaluria and Enteric Hyperoxaluria with Advanced CKD

Our preclinical pharmacology studies in animal models of primary hyperoxaluria have demonstrated that reloxaliase significantly reduced oxalate levels in urine and plasma samples. We initiated Study 206 in March 2018 in adolescents and adults with primary hyperoxaluria or enteric hyperoxaluria, who also have elevated levels of oxalate in the blood, or hyperoxalemia, both of which can lead to systemic oxalosis.  Systemic oxalosis refers to the presence of excess oxalate throughout the body, including the bones, joints, eyes and heart, which occurs when the kidney fails to excrete oxalate from the body, leading to elevated oxalate levels in the blood and deposition in the tissues.

Study 206 utilized an open-label basket trial design with a 12-week treatment period and enrolled adults and adolescents (greater than or equal to 12 years of age) with primary hyperoxaluria, or enteric hyperoxaluria with CKD and hyperoxalemia. Specific key entry criteria in patients with enteric hyperoxaluria included: eGFR <45 mL/min/1.73m2 and included patients on dialysis, plasma oxalate levels >5 µmol/L, and baseline UOx >40 mg/24 hour in patients with eGFR >15 mL/min/1.73m2.  The primary objective of the study was to determine whether reloxaliase can reduce POx and UOx over 12 weeks of therapy. The endpoints for this study included change from baseline in plasma oxalate and 24-hour UOx excretion.

In June 2019, we announced interim data on the first seven patients from the study. This included the first four enteric hyperoxaluria patients who demonstrated plasma oxalate reductions of 28% and 16%, compared to baseline, in the two patients not on dialysis, and 49% and 45% in the two patients on dialysis.  In addition, for the two patients not on dialysis, 24-hour UOx excretion was reduced by 29% and 42%.  The summary data showed a range of plasma oxalate reduction from 16% to 49%, compared to baseline. Three patients with primary hyperoxaluria type 2 and primary hyperoxaluria type 3 with preserved renal function were also treated in the study. These are the first patients with any form of primary hyperoxaluria treated with reloxaliase. One patient had a > 20% mean reduction in UOx excretion while the other two patients did not show a response to reloxaliase. Based on the treatment effect observed in these four enteric hyperoxaluria patients, coupled with the unmet need and high risk of morbidity and mortality in enteric hyperoxaluria patients with advanced CKD, we focused further enrollment in Study 206 on patients with enteric hyperoxaluria and CKD, kidney transplantation or dialysis dependence.

Final data from the study has been reported and recently published in Nephrology Dialysis Transplantation in 2021.  Of the 10 EH subjects who were enrolled, 8 completed all aspects of the study.  One subject discontinued study drug at week 9, but completed study procedures, and the other withdrew from the study on week 5.  Bariatric surgery was found to be the underlying disorder in 40% of all participants, 3 subjects suffered from Crohn’s disease, and one each from short bowel syndrome, pancreatic insufficiency and fat malabsorption. 50% of the enrolled subjects reported a history of kidney stones.  Three of the subjects had previously received a kidney transplant, and 7 had CKD Stage 5 (6 were on dialysis).

Across all 10 subjects, 12 weeks of treatment with reloxaliase resulted in a decrease in POx from a mean (SD) at baseline of 37.8 (31.6) µmol/L to 23.8 (16.2) µmol/L across weeks 4-12 (29% reduction).  In the 7 subjects with CKD Stage 5, POx decreased from a mean (SD) at baseline of 51.1 (28.5) µmol/L to 29.8 (13.9) µmol/L across weeks 4-12, representing 29.2% reduction.  POx increased to 37.1 (18.6) µmol/L at the follow-up visit off treatment.  There was one dialysis subject who had an increase in POx on treatment.  The subject’s blood samples were not obtained following the longest interval between dialysis sessions and the dialysis regimen was changed, both of which may have affected the steady state POx and contributed to this result. Consistent with prior clinical experience, reloxaliase was generally well tolerated in this population with treatment out to 12 weeks.

Three patients had preserved kidney function (CKD Stage 3b). Two of the 3 subjects with CKD Stage 3b completed the study, revealing that mean 24-hour UOx fell from a baseline of 137.3 (62.9) mg/g creatinine (n=3) to 95.9 (37.4) mg/g creatinine (n=2) on reloxaliase treatment, which represents a mean reduction of 29% in subject 1 and 42% in subject 2 (maximal reduction at any time was 36% and 52%).  Accordingly, mean POx in these 2 subjects dropped by 42% and 16% respectively under treatment.  At follow-up off-treatment, POx was again 6.4 (0.49) µmol/L, similar to baseline of 6.9 (2.1) µmol/L.

The authors concluded that this is the first demonstration of a pharmacological therapy for POx reduction in subjects with EH and advanced CKD.  In a disease process characterized by systemic oxalate deposition, reduction of oxalate has the potential to meaningfully benefit patients with this life-threatening disorder.  Hence, reloxaliase might also provide an adjunctive therapy for a more successful kidney transplantation in EH patients as acute oxalate nephropathy is a high-risk complication after surgery due to transient severe hyperoxaluria.  Even if the kidney allograft survives this initial period, persistent or new-onset hyperoxaluria can reduce long term graft survival secondary to recurrent kidney stones and oxalate nephropathy.

Based on these results, and the high unmet need, we sought feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, they advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and will evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

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

•

In the pre-specified subgroup with enteric hyperoxaluria, reduction in 24 hour UOx excretion from baseline to Week 4 was substantially greater in subjects treated with reloxaliase (LS mean = -21.31 mg/24 hour) compared to subjects who received placebo (LS mean = -4.86 mg/24 hour), and the treatment difference was LS mean = -16.45 mg/24 hour  (p = 0.184). The magnitude of the treatment effect was substantially greater than what was observed in the overall population.

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

We have also completed a six-month chronic toxicology study of reloxaliase in rats. It demonstrated that twice-daily oral administration of reloxaliase was well tolerated for 26 consecutive weeks at 520 mg/kg/day (6,618 units/kg/day) with the NOAEL approximately 11 times greater for a 60 kg subject than we expect to use in our pivotal Phase 3 clinical program. In each of the toxicology program studies, the NOAEL was the highest feasible dose evaluated.

Based on the results from these studies, which demonstrated, among other things, that reloxaliase is not systemically absorbed, and feedback from the FDA, we believe the preclinical program for reloxaliase is substantially complete, and no carcinogenicity, genotoxicity, or reproductive toxicity studies are planned.

In connection with our preparations for our pivotal Phase 3 clinical program, we considered the best mechanism to study the potential for drug-drug interactions in patients treated with reloxaliase and also the potential effects of formate generation resulting from reloxaliase’s degradation of oxalate. Based on feedback from the FDA, we conducted an in vitro assessment to evaluate the potential for systemic drug interactions, and there were no significant findings. We tested for systemic reloxaliase absorption and accumulation of formate in Study 206 in PH and EH subjects with severe CKD or on dialysis and known to have heavy systemic burden of oxalate. There was no evidence of formate accumulation from oxalate degradation in this high risk population. All obtained samples had formate levels within or below the normal reference range.   The study also confirmed the lack of OxDc absorption in subjects with hyperoxaluria.

Based on the results from all these studies, which have been submitted to the FDA, we believe the preclinical program for reloxaliase is substantially complete, and no carcinogenicity, genotoxicity, or reproductive toxicity studies are planned.

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

Current Therapeutic Options and Their Limitations

We engaged a healthcare strategy consulting firm who estimated the gout market for urate lowering therapies to be approximately $1 billion in the U.S. and concluded that it was incompletely served by existing therapies. Several of the current drugs approved for gout raise concerns over lack of efficacy or increased toxicity in patients with reduced kidney function. There are approximately 850,000 hyperuricemia patients with moderate to severe CKD on urate lowering therapy of which approximately 375,000 have uncontrolled gout. Hyperuricemic and gout patients with renal impairment are more challenging to manage due to limitations of existing therapies. These limitations include poor tolerability, reduced efficacy, dose restriction and contraindications. Co-morbidities (e.g. cardiovascular disease) are common in this patient population and may also limit urate lowering therapeutic options. Accordingly, there is a significant unmet need for a safe and effective therapy that can be used in gout patients with renal impairment.

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

We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD.  In June 2018, we announced completion of a preclinical proof-of-concept study and presented the data at the American College of Rheumatology meeting on October 22, 2018. The poster presentation included data demonstrating urate reduction in a urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition.  After one week of treatment, mice treated with ALLN-346 achieved a robust reduction in urate burden on the kidney, as evidenced by normalization in urine uric acid and a significant reduction in plasma urate. We believe this study supports our selection of ALLN-346 as our lead product candidate for the treatment of hyperuricemia in patients with gout and associated CKD. We also presented the results of a pilot study in a pig model with acute hyperuricemia at the American College of Rheumatology meeting in October 2019. A pig model was chosen as a high vertebrate model that closely mimics human gastrointestinal and renal systems.  In seven juvenile pigs with severe hyperuricemia induced by intravenous uric acid infusion, enteral administration of ALLN-346 significantly lowered plasma urate levels (AUC) by 38%, along with a significant reduction in urine urate excretion. The results of this study confirm the role of the small intestine in urate elimination, and further supports the potential of ALLN-346 oral therapy to reduce hyperuricemia and the overall urate burden in patients with gout.

We filed an IND for ALLN-346 with the FDA in the fourth quarter of 2019, received clearance of the IND from the FDA in the first quarter of 2020 to proceed with our first in human clinical investigation and initiated a Phase 1 clinical trial of ALLN-346 in July 2020.  In November 2020, we announced initial data from our Phase 1 clinical trial for ALLN-346.  The double-blind, placebo-controlled, SAD study enrolled 24 healthy volunteers. Groups of eight study participants were randomized 3:1 to ALLN-346 or matching placebo in three sequential cohorts dosed orally with three, six, or 12 capsules in one day. Each capsule of ALLN-346 contained a target dose of 90 mg of enzyme, equivalent to 2,250 units. ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. In addition, assay of serum samples by ELISA immunoassay demonstrated that ALLN-346 was not absorbed systemically, supporting that its mechanism of action appears to be restricted to the GI tract.

  Subject to feedback from the FDA, we expect to initiate a Phase 1b MAD trial in healthy volunteers in the second quarter of 2021 and a Phase 2 program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

Our Proprietary Technological Approach

Expertise in Enzyme Technology

We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden including on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and are developing our first two product candidates, reloxaliase and ALLN-346, which are novel, oral enzyme therapeutics for the treatment of hyperoxaluria and hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce large quantities of reloxaliase sufficiently to support our clinical and planned commercial strategy, with costs anticipated to be comparable to small molecule therapeutics.

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

Our knowledge base from reloxaliase provides us with a useful template for our other research and preclinical programs that rely on the same fundamental science and therapeutic strategy. We anticipate that our second product candidate, ALLN-346, a first-in-class uricase enzyme, will utilize several proprietary technologies to ensure its stabilization in the GI tract as well as other attractive manufacturing, clinical and commercial attributes similar to reloxaliase. For instance, we engineered and formulated ALLN-346, an orally administered, novel, urate oxidase, for stability in the gastrointestinal (GI) tract and high production yield. We designed ALLN-346 to degrade urate in the GI tract and, in turn, reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with hyperuricemia and gout in the setting of CKD, whose renal function is decreased and who have diminished capacity for urinary excretion of uric acid.

With two product candidates advancing through clinical development, we believe we have established a unique, reproducible, oral enzyme therapeutic platform and plan to continue to utilize this platform to create, develop, and bring to market additional first-in-class product candidates. We expect to expand our preclinical pipeline in 2021 into at least one additional metabolic disorder.

Manufacturing

Reloxaliase is an oral, solid dosage form of crystalline recombinant oxalate decarboxylase enzyme that is produced using a combination of traditional and novel manufacturing processes. The methods of production for reloxaliase have been carefully selected for cost-effectiveness and ease of scaling. We believe our manufacturing technology enables us to produce large quantities of our oral enzyme product candidates, sufficiently to support our clinical and planned commercial strategy, with costs anticipated to be comparable to small molecule therapeutics. Working in collaboration with top-tier development and manufacturing companies, we have completed several successive scale-ups to the manufacturing process in support of increasing clinical trial demand and in planning for commercialization.

Manufacturing biological products is generally a complex and cost intensive process because they are manufactured in living systems or cells and tend to be large complex molecules. Since the living systems used to produce biologics can be sensitive to minor changes in manufacturing techniques, small process differences can significantly affect the nature of the finished biologic product and, most importantly, the way it functions in the body.

Production of reloxaliase occurs utilizing scientifically developed know-how, delivering high productivity from host bacterial cells. The entire biomass is harvested and processed through primary recovery and downstream purification unit operations, resulting in the recovery of large quantities of oxalate decarboxylase. The purified and concentrated product is crystallized, dried into a protein powder, and formulated for production as an oral capsule.

Drug product production starts with dried oxalate decarboxylase crystals, then uses tailored pharmaceutical techniques to blend, densify and encapsulate the product candidate.  The oral capsule presentation has attractive properties of pharmaceutical activity and stability suitable for further development and ultimate commercial use, if approved. Over the course of our development of reloxaliase, we have been able to increase enzyme yield and activity through improvements to our manufacturing processes, thereby reducing the pill burden of our therapeutic candidate. As a result, the dosing regimen for our pivotal Phase 3 program is two capsules per dosing compared to five capsules per dosing in our Phase 2 clinical program.

To meet the increased clinical demand for reloxaliase following Phase 1 and Phase 2 clinical trials, we moved the site of production and increased the production scale of both drug substance and drug product. We have been able to utilize established scientific methodology to demonstrate the chemical comparability of reloxaliase after each of these successive changes and used this comparability data to support the provision of clinical trial materials for Phase 1, Phase 2, and global Phase 3 Trials.

The unique crystalline nature of reloxaliase and its expected mechanism of action, on food in the gastrointestinal tract, without absorption of the enzyme across the gut lining, precludes the use of traditional absorption-dependent methods for determining bioavailability and bioequivalence. As a result, we have developed an in vitro method to describe an area under the curve (AUC) of catalytic potency over time in simulated gastric fluid. We believe that the method is sufficiently discriminating to detect potential variation in the product and provide evidence of bioequivalence in the event of future changes to the manufacturing process or sites of production.  In preparation for our planned future BLA submission, we expect to meet with the FDA in 2021 to discuss the suitability of this method as a tailored, product-specific alternative to traditional bioavailability and/or bioequivalence studies.

We have secured development and supply agreements with premiere global drug product contract manufacturing organizations suited to meet the needs of commercialization for reloxaliase, if approved. Finally, we forecast cost of goods sold (COGS) for reloxaliase to be comparable to traditional oral small molecules over the course of its commercialization life cycle.

Commercialization Strategy

We hold worldwide commercialization and development rights to all of our first-in-class, oral, non-absorbed enzyme therapeutic product candidates.  Reloxaliase, if approved, has the potential to be the first therapeutic option for patients with severe hyperoxaluria. We intend to independently pursue regulatory approval of reloxaliase in patients with enteric hyperoxaluria in the United States and, if approved, to commercialize the product by building a focused commercial organization in the United States specifically to target nephrologists and urologists who treat patients with hyperoxaluria, particularly at kidney stone clinics. In addition, we plan to build a commercial organization that will conceive and implement marketing strategies for any product that we directly commercialize. The responsibilities of the marketing organization would include developing commercialization initiatives for each approved product and establishing and maintaining relationships with researchers, practitioners and key opinion leaders for rare and severe metabolic and kidney disorders.

Outside of the United States, we intend to explore collaborations to commercialize our product candidates, including reloxaliase and ALLN-346. Depending on our evaluation of these market opportunities and the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

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

There is no approved pharmacologic therapy for the reduction of UOx excretion in patients with enteric hyperoxaluria. Existing treatment options for enteric hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.

We believe that reloxaliase, in the midst of its second Phase 3 trial, is the most advanced development candidate for the treatment of patients with enteric hyperoxaluria.  We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Oxlumo, developed by Alnylam, was approved in the fourth quarter of 2020 by the FDA and EMA as the first therapy for the treatment of primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Chinook is in preclinical development for a small molecule to treat primary hyperoxaluria.  Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome and Oxalo are at various stages of discovery and development with potential assets for the treatment of primary and secondary hyperoxaluria. These microbiome approaches largely target oxalate in the distal GI tract (colon), which is downstream of the primary site of oxalate absorption in the upper GI tract.

By comparison, there are already three classes of drugs approved to treat hyperuricemia and gout including established classes of xanthine oxidase inhibitors and uricosuric agents and more-recently available injectable recombinant uricases.  Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. Despite the significant limitations of these drugs, newer entrants such as KRYSTEXXA, a recombinant uricase sold by Horizon Therapeutics, have been competitive.  According to its 2020 annual report, Horizon reported over $400 million in net sales for KRYSTEXXA in 2020 and, in January 2020, announced it increased its peak annual sales expectations for KRYSTEXXA to more than $1 billion in peak U.S. annual net sales.  In addition to Horizon, a number of other competitors have medicines in clinical trials, including Selecta Biosciences Inc., which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this product candidate.  In addition, there are several additional candidates in various stages of development for gout patients.

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

Patents

As of March 5, 2021, we own or have rights in 9 issued U.S. patents, 20 issued foreign patents, 4 pending U.S. patent applications, and 12 pending foreign patent applications.

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

We also own a pending International (PCT) patent application with method of use claims directed to a method of treating enteric hyperoxaluria based on the findings from our clinical studies. Any patents based on and claiming priority to this application, if granted, would be scheduled to expire in 2040, without taking a patent term extension into account.

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

With regard to ALLN-346, we own one issued U.S. patent with composition of matter claims directed to recombinant uricase enzymes with certain mutations, which is scheduled to expire in 2038, without taking a patent term extension into account, and pending counterpart patent applications in the U.S., Australia, Canada, China, Europe, Hong Kong, Israel and Japan, which, if granted, would be scheduled to expire in 2038, without taking a patent term extension into account.

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	nonclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval of the protocol and related documentation by an institutional review board, or IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with Good Clinical Practices, or GCP, requirements and any additional requirements for the protection of human research subjects and their health information;

•

preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA pre-license inspections of the manufacturing facility or facilities, including those of third parties, at which the biological product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods, and controls are adequate to preserve the biological product’s identity, strength, quality, and purity;

•	satisfactory completion of any FDA audits of the nonclinical and clinical study sites to assure compliance with GLPs and GCPs, respectively, and the integrity of clinical data in support of the BLA;
•	payment of user fees (unless a fee waiver applies) for FDA review of the BLA;
•	securing FDA approval of the BLA and licensure of the new biologic product; and
•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Nonclinical Studies and Investigational New Drug Application

Before testing any biological product candidate in humans, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations. The results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of the BLA so long as the clinical trial is well-designed and well-conducted in accordance with GCP requirements, including review and approval by an independent ethics committee, and the FDA is able to validate the study data through an onsite inspection, if necessary.

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

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA; such Phase 3 studies are referred to as “pivotal.”

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

A manufacturer of an investigational product candidate for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Regulation and Procedures Governing Approval of Medicinal Products in Europe

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the Member States. Under this system, an applicant must obtain approval from the national competent authority, or NCA, of an EU Member State in which the clinical trial is to be conducted, or in multiple Member States if the clinical trial is to be conducted in a number of Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee, or EC, has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the Regulation, through an independent audit, currently expected to occur in December 2021. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new Regulation, which will be directly applicable in all Member States, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product in the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein), an applicant must submit a marketing authorization application, either under the centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in EEA. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered product) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance not yet authorized in the EEA indicated for the treatment of other diseases and products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health, the centralized procedure is optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting an initial assessment of a product.  The maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days.  Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Regulatory Data Protection

In the EEA, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on marketing authorization application with a complete independent data package of pharmaceutical tests, nonclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk benefit balance by the EMA (for centralized marketing authorizations) or by the competent authority of the authorizing Member State (for national marketing authorizations). To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before expiry of the initial five year period. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EEA (for centralized marketing authorizations) or on the market of the authorizing Member State within three years after authorization ceases to be valid.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition that either (i) affects not more than five in ten thousand persons in the European Union when the application is made, or (ii) without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Otherwise, during the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies (so called health technology assessments, or HTAs) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

Employees

As of March 5, 2021, we had 41 full-time employees, including 10 employees with Ph.D. or M.D. degrees. 28 of our employees are engaged in research and development activities and 13 are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We occupy approximately 6,055 square feet of office space in Newton, MA under a lease that terminates on the last day of the month following the month either party notifies the other party that the term of the lease shall end. In addition, we occupy approximately 11,691 square feet of office and laboratory space in Sudbury, MA under a lease that expires in February 2026. We do not own any real property. We have a one-time option to cancel the lease in February 2023 for any reason or no reason at all. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

•

We must reach agreement with FDA and foreign regulatory agencies on an appropriate method for evaluating bioavailability and/or bioequivalence in connection with our planned BLA submission for reloxaliase and in support of any scale up of commercial supply of reloxaliase in anticipation of a commercial launch.  Failure to reach agreement or failure to demonstrate bioavailability and/or bioequivalence may require that we run additional preclinical or clinical studies, which could delay the timing of a potential BLA submission or approval.

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

•	We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	The COVID-19 pandemic has had and could continue to have an adverse impact on our developmental programs and our financial condition.

•	We only have a limited number of employees to manage and operate our business.
•

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2020, we had cash and cash equivalents totaling $35.0 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.  We do believe that our cash and cash equivalents at December 31, 2020, along with $11.7 million of net proceeds we received under our At-the-Market, or ATM, equity facility during the first quarter of 2021 through the filing date of this Annual Report, together with the $5.0 million Credit Line and $10.0 million additional borrowing currently available to us under our convertible debt facility, or Pontifax Agreement, with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., or Pontifax, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase development program beyond that time. We are exploring opportunities to secure additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of December 31, 2020, we had working capital of $31.1 million and capital resources consisting of cash and cash equivalents of $35.0 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report.  We do believe that our cash and cash equivalents at December 31, 2020, along with $11.7 million of net proceeds we received under our ATM equity facility during the first quarter of 2021 through the filing date of this Annual Report, together with the $5.0 million credit line and the $10.0 million additional borrowings currently available to us under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of December 31, 2020, we had $10.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments.  Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with 8 equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock.  Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $32.8 million and $47.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $197.8 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have funded our operations from inception through December 31, 2020 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO, which was completed in November 2017, net proceeds totaling $43.2 million from follow-on offerings of common stock, borrowings of $10.0 million under our credit facilities, and net proceeds of $2.9 million from the sale of common stock under our ATM equity facility.  In addition, during the first quarter of 2021 through the filing date of this Annual Report, we received net proceeds of $11.7 million from the sale of common stock under our ATM equity facility. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The results of preclinical studies and clinical trials of reloxaliase conducted to date and future studies and trials of reloxaliase, including our pivotal Phase 3 clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in November 2019, we announced topline data from our URIROX-1 clinical trial, our first Phase 3 pivotal trial of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, including URIROX-2.  Additionally, interim results of a clinical trial do not necessarily predict final results. In June and November 2019, respectively, we announced interim data from our ongoing Study 206 of reloxaliase; these data may not be replicated in subsequent studies and trials of reloxaliase, in particular well-controlled clinical trials.  Data, our interpretation of data and results from our Phase 2 clinical trials of reloxaliase in adults with enteric hyperoxaluria, or results from Study 206, do not ensure that we will achieve similar results in our URIROX-2 pivotal Phase 3 clinical trial in enteric hyperoxaluria or in clinical trials of reloxaliase in other patient populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

In particular, as is common with Phase 2 clinical trials, particularly clinical trials first conducted in a patient population with disease, we explored numerous endpoints and analyzed the data from our Phase 2 clinical trials of reloxaliase in a number of ways. In order to obtain approval for reloxaliase, we expect that the results of our URIROX-1 and URIROX-2 trials will have to demonstrate statistically significant improvement in the percent change from baseline in 24-hour urinary oxalate, or UOx, during Weeks 1-4, comparing reduction in the average UOx excretion across Weeks 1-4 with reloxaliase to placebo, the primary efficacy endpoint of both of our Phase 3 clinical trials. Although we achieved the primary efficacy endpoint in URIROX-1, and our analysis of the URIROX-1 clinical results confirmed a significant kidney stone and chronic kidney disease burden among patients with enteric hyperoxaluria and a correlation between kidney stone risk and UOx levels, there can be no guarantee that we will observe similar data in our URIROX-2 trial or our planned post-marketing studies of reloxaliase.  Of note, two of our randomized Phase 2 clinical trials of reloxaliase (Study 713 and Study 649) did not demonstrate statistically significant results in the pre-specified primary endpoints. The design of our later-stage clinical trials differs in significant ways from our Phase 2 clinical trials of reloxaliase, which we believe may cause the outcome of these later-stage trials to differ from what we observed in our Phase 2 clinical trials. These differences include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design.

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

The primary efficacy endpoint in our pivotal Phase 3 program is percent change from baseline in 24-hour urinary oxalate, which is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, based on published scientific literature and data generated in our own clinical trials, daily urinary oxalate excretion is a biomarker that demonstrates significant variability between patients and day-to-day for the same patient. This variability in 24 hour urinary oxalate excretion, especially in enteric hyperoxaluria patients, can be attributed to changes in diet, metabolic activity, hydration status or other factors. It can also be attributed to the manner in which these measurements are taken. In our completed Phase 2 clinical trials, we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Following our completed Phase 2 clinical trials, we conducted a post-hoc review of these collection procedures. Although we are not aware of any case where the data reported in our prior clinical trials was inaccurate, due to the variability inherent in these data collection techniques, we cannot provide assurance that in all cases the data reported in our clinical trials accurately reflect the actual biochemical responses experienced by patients in these trials. We believe that capturing multiple measurements of 24 hour urinary oxalate excretion over the course of a clinical trial mitigates the risks of inherent variability, dietary change and sample handling associated with the testing of each individual 24 hour urine specimen, but no assurance can be given that any such variability will be fully addressed by this approach.

In addition, due to this variability in 24 hour urinary oxalate excretion, we may observe reductions in 24 hour urinary oxalate excretion in the placebo arms of our placebo-controlled trials.  For example, although our URIROX-1 clinical trial met its primary endpoint with a -14.3% least square mean treatment difference relative to placebo, we did observe a higher reduction in urinary oxalate in the placebo group than we observed in our Phase 2 study, Study 713.  As noted above, factors like diet and metabolic activity can play a role in urinary oxalate excretion, and these factors and others could partially explain the level of reduction observed in the URIROX-1 trial, which involved eight 24-hour urine collections over the course of the 28 days of the trial.  Based on our review of the scientific literature, we expect that dietary restrictions and lifestyle changes would be difficult to maintain over real-world periods of time longer than a four-week study such as the URIROX-1, and that it is unlikely that the level of urinary oxalate reduction observed in the placebo arm of the URIROX-1 trial would ultimately have a clinically meaningful benefit to patients.  However, if such observations are observed in URIROX-2 or future clinical trials that we conduct, it may have an adverse impact on the clinical benefit our trials demonstrate relative to placebo, which in turn could have an adverse impact on our ability to obtain regulatory approval for reloxaliase, on an accelerated approval basis or otherwise.

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

We intend to seek an accelerated approval development pathway for reloxaliase, and we may do so for our other product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

We have reached agreement with the FDA on the design of URIROX-2, our second pivotal Phase 3 clinical trial of reloxaliase in patients with enteric hyperoxaluria, and the FDA has advised us that they agree with our overall strategy to obtain accelerated approval for this product candidate.  The data generated from the URIROX-1 and URIROX-2 trials could thus potentially form the basis of an accelerated approval of reloxaliase using reduction in UOx as a surrogate endpoint, with the final results from the URIROX-2 trial used to confirm clinical benefit post-approval. We believe 24 hour urinary oxalate excretion is an appropriate metric of the therapeutic effect of reloxaliase because 24 hour urinary oxalate excretion is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, the data generated in our clinical trials may not be sufficient to support an accelerated approval of reloxaliase, or any approval.

In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  The FDA advised us then that, while it agreed in principle with the planned revisions to URIROX-2, certain details, to be specified in the protocol amendment and associated study documents for the revised trial design, remained subject to further clarification and confirmation. In March 2020, we submitted the protocol amendment for the streamlined design for URIROX-2 along with the Adaptive Design Charter.  The revised trial design became effective following the FDA’s 30-day review period and has been implemented in URIROX-2.  Subsequently, in reaction to COVID, we submitted another protocol amendment in May 2020 to address COVID-related issues and further facilitate the conduct of the study.  It is possible that additional modifications to URIROX-2 may be required, which could be material.  Any unexpected requests from the FDA could delay the completion of the trial, result in additional costs and potentially jeopardize our ability to develop reloxaliase.

The FDA has advised us that part of its assessment of the adequacy of the URIROX-2 trial to support accelerated approval will be both the size of the effect seen on UOx in this trial and the predictive model from this UOx reduction effect that further supports a relationship between UOx levels and kidney stone formation rates, which model can be informed by data generated in the URIROX-2 trial or other data sources.  This approach is consistent with the FDA’s published guidance on the accelerated approval pathway, which provides that clinical data from a single clinical trial can be used to both support accelerated approval and verify the clinical benefit.  This guidance also stipulates that the protocol and statistical analysis plan should clearly account for an analysis of the surrogate endpoint data to provide support for accelerated approval, with continuation of the randomized trial(s) to obtain data on the clinical endpoint that will be the basis for verifying the clinical benefit.  In light of this guidance, URIROX-2 incorporates adaptive design elements that, through sample size re-estimations (at n=130 and n=200), will, if necessary, allow for increases in sample size and duration of treatment, based on accrued kidney stone disease progression rates and the conditional probability of achieving ultimate statistical success in the long-term follow-up phase of the trial as reviewed by the FDA.  However, the data generated in our clinical trials may not be sufficient to provide additional support for the relationship between UOx levels and stone formation rates or to demonstrate the conditional probability of achieving ultimate statistical success.  Based on the interim data we generate in the URIROX-2 trial, we may be required to increase the number of patients treated and/or extend the follow-up period before we are able to submit a BLA for reloxaliase seeking accelerated approval, if ever.  If we are required to increase the number of patients treated and/or extend the follow-up period in our clinical trials, it could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

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

Even if we receive accelerated approval from the FDA for reloxaliase or any of our other product candidates, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-marketing study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.  We anticipate that whether the reduction in kidney stone formation we observe in our Phase 3 clinical program for reloxaliase is sufficient to demonstrate a clinical benefit will ultimately be a review issue with FDA.

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

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for reloxaliase, ALLN-346, or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could enter clinical development, receive regulatory approval and, ultimately, be commercially valuable

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Our Phase 3 clinical program for reloxaliase consists of two Phase 3 clinical trials of reloxaliase in adult patients with enteric hyperoxaluria. We have also conducted scientific advisory meetings with regulatory authorities in three countries within the European Union, or the EU. Even though we have received and incorporated guidance from these regulatory authorities, foreign regulators could disagree that we have satisfied their requirements to commence our clinical trials in those jurisdictions.  Further, the FDA or other regulatory authorities could change their position on the acceptability of our trial designs, or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other parameters, drug-drug interactions, the generation of formate (i.e. a metabolic byproduct resulting from the degradation of oxalate by reloxaliase) and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for

each product candidate and, consequently, the ultimate approval and commercial marketing of reloxaliase, ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will be completed on schedule, if at all.

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

We are not permitted to market reloxaliase or any of our other product candidates in the United States or the EU until we receive approval of a BLA from the FDA or an MAA from the EMA, respectively. Prior to submitting a BLA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we are required to complete preclinical studies and clinical trials.

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

In January 2019, we announced that we had reached agreement with the FDA on both the design of URIROX-2, our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria, and our strategy to pursue a BLA submission for reloxaliase using the accelerated approval regulatory pathway.  In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  However, our Phase 3 program may not be sufficient to support the submission of applications for marketing approval in foreign jurisdictions, including the European Union. Although our preliminary discussions with regulatory authorities in select countries within the European Union lead us to believe our Phase 3 program, if successful, may be sufficient to support the submission of an MAA in Europe via the conditional approval pathway, which is similar to the FDA’s accelerated approval pathway, these discussions are not binding on such authorities or the EMA. Accordingly, no assurance can be given that our Phase 3 program will be sufficient to support the submission of an MAA in Europe, and we may be required to modify the design of these planned trials, or run additional clinical trials, before seeking marketing approval. Any of these decisions could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.

Because we are developing product candidates for the treatment of diseases in which there is little clinical trial experience and, in some cases, using new endpoints or methodologies, there is increased risk that the FDA or other regulatory authorities may not consider the endpoints of our clinical program to provide clinically meaningful results and that these results may be hard to analyze.

Only one drug has previously been approved by the FDA on the basis of a biochemical measurement of 24 hour UOx excretion or plasma oxalate, or POx, reductions, endpoints used in our Phase 2 clinical program and for our pivotal Phase 3 clinical program. The FDA retains discretion to reserve judgment on whether our clinical endpoints and the results we obtain in our pivotal Phase 3 clinical program sufficiently demonstrate clinical meaningfulness until the FDA reviews the data included in our planned BLA submission, which will not occur for several years from now, if at all.  As a result, the design and conduct of clinical trials for the treatment of hyperoxaluria, and the underlying conditions and disorders that drive the metabolic disease, are subject to increased risk.

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

In addition, we conducted a Phase 2 clinical trial of reloxaliase utilizing an open-label, basket trial design that enrolled subsets of patients suffering from complications of severe hyperoxaluria, including adolescents and adults with primary hyperoxaluria or severe forms of secondary hyperoxaluria, both of which can lead to systemic oxalosis. We announced interim data from Study 206 in June 2019 and topline data in November 2019. Based on results from this trial, we are currently exploring a possible registrational path for reloxaliase for patients with enteric hyperoxaluria and advanced CKD.  Basket trial designs permit the exploration of a study drug in patient populations with common biochemical markers, such as patients afflicted with different forms of cancer, but the same genetic mutation. We cannot predict whether the design of our pivotal Phase 3 clinical program, or any other future trials that we may conduct may successfully demonstrate reloxaliase or any future product candidate’s safety and efficacy.

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

We have invested substantially all of our efforts and financial resources in the identification and development of our most advanced product program, reloxaliase for the treatment of hyperoxaluria, and, to a lesser extent, ALLN-346 for the treatment of gout. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of reloxaliase, ALLN-346 and our future product candidates. The success of reloxaliase, ALLN-346 and future product candidates we may identify and develop will depend on many factors, including the following:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw from our clinical trials. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of reloxaliase, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, in part because of the impact of the pandemic, during the first quarter of 2021 we determined that site initiation and patient enrollment in the URIROX-2 study was proceeding at a slower rate than we had originally projected. Accordingly, we revised our estimate for the expected timing of the interim analysis from the first quarter of 2022 to the second or third quarter of 2022, and our estimate for the expected timing of the topline data from the third quarter of 2022 to the fourth quarter of 2022 or the first quarter of 2023.

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

•	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;

•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug candidates and comparator drugs used in our trials; and

•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

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

We must reach agreement with FDA and foreign regulatory agencies on an appropriate method for evaluating bioavailability and/or bioequivalence in connection with our planned BLA submission for reloxaliase and in support of any scale up of commercial supply of reloxaliase in anticipation of a commercial launch.  Failure to reach agreement or failure to demonstrate bioavailability and/or bioequivalence may require that we run additional preclinical or clinical studies, which could delay the timing of a potential BLA submission or approval.

To meet the increased clinical demand for reloxaliase following Phase 1 and Phase 2 clinical trials, we moved the site of production and increased the production scale of both drug substance and drug product. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility is subject to a pre-approval inspection by the FDA and requires us to demonstrate product comparability to the FDA. There are comparable foreign requirements.  In the past, we have utilized established scientific methodology to demonstrate the chemical comparability of reloxaliase after each of these successive changes and used these comparability data to support the production of clinical trial materials for Phase 1, Phase 2, and global Phase 3 trials.

The unique crystalline nature of reloxaliase and its expected mechanism of action, on food in the gastrointestinal tract, without absorption of the enzyme across the gut lining, precludes the use of traditional absorption-dependent methods for determining bioavailability and bioequivalence. As a result, we have developed an in vitro method to describe an area under the curve (AUC) of catalytic potency over time in simulated gastric fluid. We believe that the method is sufficiently discriminating to detect potential variation in the product and provide evidence of bioequivalence in the event of future changes to the manufacturing process or sites of production.  In preparation for our planned future BLA submission, we expect to meet with the FDA in 2021 to discuss the suitability of this method as a tailored, product-specific alternative to traditional bioavailability and/or bioequivalence studies.

It is possible that the FDA or comparable foreign authorities may not agree with the methods we propose to use to demonstrate bioequivalence across our clinical trials for purposes of obtaining regulatory approvals and/or in connection with manufacturing commercial supply, or they may not accept the results of those methods as sufficient to demonstrate bioequivalence.  In this case, we may be required to perform additional in vivo animal studies or confirmatory human studies. If the FDA requires us to pursue these actions, this could significantly increase the cost of our clinical and manufacturing development and/or delay the timing of a potential BLA submission or approval.

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

We are aware of other companies pursuing oxalate reduction in both primary and secondary hyperoxaluria. For example, Oxlumo, developed by Alnylam, was approved in the fourth quarter of 2020 by the FDA and EMA as the first therapy for the treatment of primary hyperoxaluria Type 1. Dicerna is conducting ongoing clinical development for the treatment of primary hyperoxaluria Types 1-3. Chinook is in preclinical development for a small molecule to treat primary hyperoxaluria.  Oxthera AB (Sweden) and Oxidien Pharmaceuticals (U.S.) are developing orally delivered products to degrade oxalate in the stomach and GI tract. Oxthera is conducting Phase 3 clinical trials for Oxabact, Oxalobacter formigenes, indicated for the treatment of primary hyperoxaluria. Several microbiome companies including Synlogic, Novome and Oxalo are are at various stages of discovery and development with potential assets for the treatment of primary and secondary hyperoxaluria. These microbiome approaches largely target oxalate in the distal GI tract (colon), which is downstream of the primary site of oxalate absorption in the upper GI tract.

There are already three classes of drugs approved to treat hyperuricemia and gout including established classes of xanthine oxidase inhibitors and uricosuric agents and more-recently available injectable recombinant uricases.  Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. Despite the significant limitations of these drugs, newer entrants such as KRYSTEXXA, a recombinant uricase sold by Horizon Therapeutics, have been competitive.  In addition to Horizon, a number of other competitors have medicines in clinical trials, including Selecta Biosciences Inc., which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout.  In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this product candidate.  In addition, there are several additional candidates in various stages of development for gout patients.

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

Risks Related to Our Business and Industry

Risks Related to COVID-19 and the Global Economy

The COVID-19 pandemic has had and could continue to have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. This virus continues to spread globally and has spread to a number of countries, including the United States where new cases continue to rise in some states. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory.  Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions.

In addition, the COVID-19 pandemic has adversely affected the execution and enrollment progress of the URIROX-2 clinical trial. In part because of the impact of the pandemic, during the first quarter of 2021 we determined that site initiation and patient enrollment in this study was proceeding at a slower rate than we had originally projected. Accordingly, we revised our estimate for the expected timing of the interim analysis from the first quarter of 2022 to the second or third quarter of 2022, and our estimate for the expected timing of the topline data from the third quarter of 2022 to the fourth quarter of 2022 or the first quarter of 2023.

As a result of the COVID-19 pandemic we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	additional delays or difficulties enrolling patients in our clinical trials;

•

additional delays or difficulties in clinical site initiation, including difficulties in receiving approval from local regulatory authorities, recruiting clinical site investigators and clinical site staff;

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

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA since late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

The COVID-19 pandemic continues to rapidly evolve and the future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Employee Matters and Managing Growth

During the fourth quarter of 2019, we reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In December 2019, we announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long term growth, including a reduction in force program impacting a number of employees.. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

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

As of March 5, 2021, we had 41 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are highly dependent upon the principal members of our management team, including Louis Brenner, M.D., our President and Chief Executive Officer, and Richard Katz, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

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

Although we do not currently have any drugs on the market, if we obtain FDA approval for any of our investigational product candidates and once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states, foreign governments and other jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of renumeration is to induce referrals, the federal Anti-Kickback statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs.  In addition, a claim submitted for payment to any federal healthcare program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On November 20, 2020, the Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability knowingly and willfully for executing, or attempting to execute a scheme to defraud any healthcare benefit program, (including private third party payors) or obtaining, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On November 20, 2020, the Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

•

the federal physician payment transparency requirements, sometimes referred to as the "Sunshine Act" under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children's Health Insurance Program to report to HHS, information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will be extended to include transfers of value made in FY 2021 to certain non-physician providers such as physician assistants and nurse practitioners;

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2030 unless additional congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

 Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Further, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

The current presidential administration and U.S. Congress have also recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour and twenty minutes for oral arguments, which were held on November 10, 2020. We cannot predict what affect further changes to the Affordable Care Act would have on our business. Pending review, the Affordable Care Act remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the OIG, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays, or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.  If global health concerns or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such drug product and drug substance prior to submission of a BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.  If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we would need to find additional or replacement suppliers and as a result could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA since late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our preclinical studies and clinical trials, which could lead to delays in these studies and trials.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through March 5, 2021. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 5, 2020, we had 56,879,679 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 4,110,691 shares subject to outstanding options and 620,277 outstanding restricted stock units under our stock option plans as of December 31, 2020, the 628,768 shares reserved for future issuance under our stock option plans, the 336,910 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to those of our existing stockholders.

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

Risks Related to Insider Control

Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of March 5, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 21.6% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Risks Related to Our Status as an “Emerging Growth Company”

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from the time of our IPO. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

We are required to document and test our internal controls over financial reporting pursuant to SOX Section 404, so that our management can certify as to the effectiveness of our internal controls over financial reporting which requires us to document and make significant changes to our internal controls over financial reporting. In addition, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” up to five years from the time of our IPO. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. As of June 3, 2020, we did have an ownership change and have adjusted our federal and state tax attributes accordingly to disclose only the amounts that can be utilized annually to offset future taxable income or tax liabilities.  We may experience additional ownership changes or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $140.9 million.  However, our ability to utilize those net operating loss carryforwards will be limited by the “ownership change” as described above, which could result in increased tax liability to us.  U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration and net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 are permitted to be carried back five years. Additionally, the deductibility of federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2020 is limited to 80% of taxable income in any future taxable year, where taxable income is determined without taking into account the net operating loss.

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

General Risk Factors

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

As a public company, and particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately 6,055 square feet of office space in Newton, MA under a lease that terminates on the last day of the month following the month either party notifies the other party that the term of the lease shall end. In addition, we occupy approximately 11,691 square feet of office and laboratory space in Sudbury, MA under a lease that expires in February 2026. We have a one-time option to cancel the lease in February 2023 for any reason or no reason at all.  We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

As of March 5, 2021, there were approximately 17 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our loan and security agreement with Pontifax, we are prohibited from paying cash dividends without the prior written consent of Pontifax. Moreover, any future indebtedness that we may incur could preclude us from paying dividends. Any future determination to pay dividends will be made at the discretion of our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

Reserved.

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

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. Our lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that we are developing for the treatment of enteric hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials and the first of two planned Phase 3 clinical trials, which demonstrated significant reductions of UOx excretion in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in clinical trials to date. There are currently no approved therapies for the treatment of enteric hyperoxaluria.

In March 2018, we initiated URIROX-1TM (URIROX-1) (formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we reported that the primary endpoint in the URIROX-1 study had been met, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to a mean reduction of 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2TM (URIROX-2) (formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2, based on the high rate of on-study kidney stone events and the UOx results observed in the completed URIROX-1 trial, which enrolled essentially the same patient population as URIROX-2. In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA. The revised trial design became effective following the 30-day review period and has been implemented in URIROX-2. The execution and enrollment progress of the trial have been adversely affected by the COVID-19 pandemic.  We currently expect to report interim analysis of the data from this study in the second or third quarter of 2022 and topline data to support a potential BLA submission in the fourth quarter of 2022 or first quarter of 2023. The FDA has advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval, including the ability of reloxaliase to reduce the incidence and severity of kidney stone disease and renal impairment.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with advanced CKD and elevated plasma oxalate levels (hyperoxalemia), which we initiated in March 2018.  The data from this study have been published in Nephrology Dialysis Transplantation (Pfau 2021).  Based on the substantial reductions from baseline to Weeks 4 to 12 in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and advanced CKD, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, the FDA advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and plan to evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We filed an IND for ALLN-346 with the FDA in December 2019.  In July 2020, we initiated a single-ascending dose (SAD) Phase 1 clinical trial of ALLN-346 in healthy volunteers and announced initial data from this study in November 2020.  ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. Subject to feedback from the FDA, we expect to initiate a Phase 1b multiple-ascending dose (MAD) trial in healthy volunteers in the second quarter of 2021 and a Phase 2a program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

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

On December 30, 2019, we completed an At-the-Market, offering in which we issued and sold 1,243,756 shares of our common stock, at a purchase price of $2.15 per share, for net proceeds of $2.6 million, after deducting issuance costs, through an At-the-Market Equity Offering Sales Agreement, or ATM Agreement.  The shares of common stock sold in this offering were also being offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018.

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

On December 4, 2020, we completed a public underwritten offering of 11,960,000 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 1,560,000 shares of common stock, at a price to the public of $1.25 per share, for net proceeds of $13.5 million.

During the first quarter of 2021 until the filing date of this Annual Report, we issued and sold 6,058,318 shares of our common stock under the ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, manufacturing our product candidates and conducting preclinical studies and clinical trials of reloxaliase and ALLN-346. We do not have any products approved for sale and have not generated any revenue to date. As of December 31, 2020, we had cash and cash equivalents totaling $35.0 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $32.8 million, $47.3 million and $35.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $197.8 million. We anticipate that our expenses will increase significantly as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we may conduct for our product candidates;
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

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional management and staff, including clinical, scientific, technical, operational, and financial personnel, to execute our business plan; and
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or any other source and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for reloxaliase, ALLN-346 or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

The following summarizes our most advanced current research and development programs:

•

reloxaliase is our lead product candidate which we are developing for the treatment of enteric hyperoxaluria.  A substantial majority of our research and development costs to date have been used to fund this program.

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

The following table summarizes our research and development expenses by program (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Reloxaliase external costs	$8,431	$18,393	$15,651
ALLN-346 external costs	2,366	5,697	1,489
Employee compensation and benefits	7,908	10,187	7,167
Other	1,678	2,967	2,069
Total research and development expenses	$20,383	$37,244	$26,376

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $91.8 million of external research and development costs for reloxaliase and $10.5 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development and initiate additional clinical trials of ALLN-346.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include directors’ and officers’ insurance, facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and professional fees for accounting, auditing, tax and consulting services.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facility, amortized debt discount related to the fair value of the warrants issued in conjunction with the advances under our former credit facility with Silicon Valley Bank, or SVB, and related debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions, a success fee paid to Pacific Western Bank, or PWB, during the year ended December 31, 2020 associated with our loan agreement with PWB, or PWB Loan Agreement, and a loss on extinguishment of debt, representing unamortized debt discount and a final payment fee recorded as a result of termination of our loan agreement with Silicon Valley Bank in 2018.

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

The Black-Scholes option-pricing model uses the following inputs: the fair value of our common stock, the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Due to the lack of a public market for our common stock prior to our IPO and a lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. For options granted in 2020, we placed a higher weighting on the historical volatility of our own stock price over the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants.   We will continue to increase the weighting on the historical volatility of our own stock price over the historical volatility of a representative group of public companies until such time as we have a sufficient amount of historical information regarding the volatility of our own stock. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under this approach, the weighted-average expected option term is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options. We utilize this method due to lack of historical exercise data and the “plain-vanilla” nature of our stock-based awards. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. We recognize forfeitures as they occur as allowed per ASU No. 2016-09, Compensation – Stock Compensation.

The fair value of stock options granted to employees and directors for their services on the board of directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2020, 2019 and 2018:

Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% – 0.5%	1.4% – 2.6%	2.3% – 3.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.1	5.5 – 6.8	5.5 – 6.1
Expected volatility	94% – 95%	80% – 83%	81% – 89%

The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$1,286	$1,175	$584
General and administrative	2,765	1,814	1,465
Total	$4,051	$2,989	$2,049

As of December 31, 2020, we had $4.4 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over weighted-average remaining vesting periods of approximately 2.1 years and $0.8 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized during 2021. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense, potential increases in the value of our common stock and expected additional stock-based awards to continue to attract and retain our employees.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$20,383	$37,244	$(16,861)
General and administrative	11,603	9,676	1,927
Restructuring charges	—	605	(605)
Total operating expenses	31,986	47,525	(15,539)
Loss from operations	(31,986)	(47,525)	15,539
Other income (expense):
Interest income (expense), net	(510)	270	(780)
Other income (expense), net	(349)	(84)	(265)
Other income (expense), net	(859)	186	(1,045)
Net loss	$(32,845)	$(47,339)	$14,494

Research and Development Expenses

Research and development expense decreased by $16.9 million from $37.2 million for the year ended December 31, 2019 to $20.4 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,		Dollar
	2020	2019	Change
Clinical development external costs	$7,247	$14,689	$(7,442)
Manufacturing external costs	3,153	8,823	(5,670)
Employee compensation and benefits	7,908	10,187	(2,279)
Other	2,075	3,545	(1,470)
Total research and development expenses	$20,383	$37,244	$(16,861)

The $16.9 million decrease in research and development expense was primarily attributable to the following:

•	Our clinical development external costs decreased by $7.4 million from $14.7 million for the year ended December 31, 2019 to $7.2 million for the year ended December 31, 2020:
•

Our URIROX-1 costs decreased $4.5 million from $5.0 million for the year ended December 31, 2019 to $0.5 million for the year ended December 31, 2020.  This study was completed in the fourth quarter of 2019 and we released top-line data in November 2019.  The costs incurred during the year ended December 31, 2020 were related to closeout activities;

•

Our URIROX-2 costs decreased $1.6 million from $7.0 million for the year ended December 31, 2019 to $5.4 million for the year ended December 31, 2020.  During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  A significant portion of the proceeds from sales of our common stock during 2020 are being used to activate additional clinical trial sites and increase investment in the URIROX-2 trial.  During the second half of 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites;

•

During 2019, we incurred costs of $0.4 million with an independent third party to perform an independent analysis of the results of the URIROX-1 study to assist in the assessment of revisions and redesign of the URIROX-2 study;

•

Costs related to our study 206 of reloxaliase decreased $0.8 million from $1.3 million for the year ended December 31, 2019 to $0.5 million for the year ended December 31, 2020. This study was also completed in the fourth quarter of 2019 and we reported top-line data in November 2019. The costs incurred during the year ended December 31, 2020 were related to closeout activities;

•

We incurred consulting costs of $0.4 million during the year ended December 31, 2019 to support our URIROX-1, URIROX-2 and 206 studies.  In conjunction with the completion of the URIROX-1 study and 206 Study in the fourth quarter of 2019 and reduced activity in the URIROX-2 study while we pursued additional financing, we did not require the additional consulting services during the year ended December 31, 2020; and

•

Partially offsetting the decrease in clinical costs related to our reloxaliase program was $0.6 million of costs for our Phase 1 single-ascending dose clinical trial of ALLN-346, which we completed in the fourth quarter of 2020.

•	Our manufacturing external costs decreased by $5.7 million from $8.8 million for the year ended December 31, 2019 to $3.2 million for the year ended December 31, 2020;
•

ALLN-346 formulation and development related costs decreased $3.4 million from $4.3 million for the year ended December 31, 2019 to $0.9 million for the year ended December 31, 2020.  Included in the formulation and development related costs for the year ended December 31, 2019 was $2.5 million of costs for the production of engineering and clinical batches of drug substance, for which there were no comparable costs for the year ended December 31, 2020;

•	Reloxaliase formulation and development related costs decreased $1.2 million from $1.9 million for the year ended December 31, 2019 to $0.7 million for the year ended December 31, 2020; and
•

Reloxaliase consumables and raw materials costs for engineering and clinical batches decreased $0.9 million from $1.2 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020;

•

Our employee compensation and benefits costs decreased by $2.3 million for the year ended December 31, 2020 due to decreases in average headcount, benefits and stock-based compensation costs as a result of our reduction of workforce completed in December 2019.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $1.9 million from $9.7 million for the year ended December 31, 2019 to $11.6 million for the year ended December 31, 2020. The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,		Dollar
	2020	2019	Change
Employee compensation and benefits	$6,510	$4,277	$2,233
Consulting and professional services	2,795	3,173	(378)
Market research and commercialization planning	35	534	(499)
Other	2,263	1,692	571
Total general and administrative expenses	$11,603	$9,676	$1,927

The $1.9 million increase in general and administrative expense was primarily due to the following:

•

Our employee compensation and benefits costs increased by $2.2 million for the year ended December 31, 2020, primarily due to an increase in employee salaries, wages, benefit costs and stock-based compensation.  Stock-based compensation increased $1.0 million from $1.8 million for the year ended December 31, 2019 to $2.8 million for the year ended December 31, 2020;

•

Our consulting and professional services costs decreased by $0.4 million for the year ended December 31, 2020. The decrease was primarily due to decreased recruiting costs and investor and public relations costs;

•

Our market research and commercialization planning costs decreased by $0.5 million for the year ended December 31, 2020.  During the year ended December 31, 2019, we incurred costs of $0.4 million for a study with an independent third party to perform a market assessment for enteric hyperoxaluria. There were no comparable costs for the year ended December 31, 2020; and

•	Our other costs increased by $0.6 million for the year ended December 31, 2020, primarily due to an increase in directors’ and officers’ insurance costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs to support our clinical development programs and prepare for potential commercialization.

Restructuring Charges

Restructuring charges consist of severance, bonus and other related costs incurred as a result of a reduction of our workforce completed in December 2019.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. We had net interest expense of $0.5 million for the year ended December 31, 2020 and net interest income of $0.3 million for the year ended December 31, 2019. The change was primarily attributable to a decrease in interest earned as a result of lower average balances of cash and cash equivalents for the year ended December 31, 2020 as compared to average balances of cash and cash equivalents for the year ended December 31, 2019.

Other Income (Expense), net

Other income (expense), net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for the year ended December 31, 2020 was a success fee of $0.3 million paid to PWB.  The conditions required to meet the obligation were fulfilled at the time we completed our registered direct offering on June 5, 2020 and we expensed the success fee at this time.

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

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs to support our clinical development programs and prepare for potential commercialization.

Restructuring Charges

Restructuring charges consist of severance, bonus and other related costs incurred as a result of a reduction of our workforce completed in December 2019.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. Our net interest income decreased $0.3 million from $0.6 million for the year ended December 31, 2018 to $0.3 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in interest earned as a result of lower average balances of cash and cash equivalents for the year ended December 31, 2019 as compared to average balances of cash and cash equivalents for the year ended December 31, 2018.

Loss On Extinguishment of Debt

On June 29, 2018, we terminated our loan agreement with SVB.  As a result we recorded a loss on extinguishment of debt of $0.6 million representing the unamortized debt discount and the final payment fee associated with the loan.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2020 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our term loan agreement, and net proceeds of $2.6 million from the sale of common stock under our ATM equity facility in December 2019.  In addition, during the first quarter of 2021 until the filing date of this Annual Report, we received net proceeds of $11.7 million from the sale of common stock under our ATM equity facility.

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020.  A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also have an additional $5.0 million credit line (“Credit Line”) available to us for withdrawal until September 29, 2021. We shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line. A third installment loan (Third Installment Loan”) of an additional $10.0 million was conditioned upon achievement of one of the following milestones by no later than December 29, 2021: (i) we receive non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial.  During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to us for withdrawal until December 29, 2021 when we satisfied the milestone of at least $15 million of gross proceeds from equity financings.  Upon withdrawal of the Third Installment Loan, we shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan.

The Pontifax Agreement has a term of 48 months and an interest only period of 24 months. Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum.  Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over eight equal quarterly payments of principal and interest. At our option, we may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty.

At the option of Pontifax, amounts outstanding under the Pontifax Agreement may be converted at any time into shares of our common stock at a conversion price of $4.10 per share. In addition, we have the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of our common stock, at the applicable conversion price, subject to the fulfillment of both of the following conditions: (i) during a period of 30 consecutive trading days prior to the date on which we provide notice of the exercise of our conversion right, the closing price of our common stock was higher than 1.4 times the applicable conversion price of the term loans on at least 20 trading days, including on the trading day preceding the date we provide notice of the exercise of our conversion right and (ii) the number of shares of common stock issuable upon conversion by us shall not exceed the average weekly number of shares of our common stock traded on the stock market for the four weeks immediately preceding the date on which we provide notice of the exercise of our conversion right.

The borrowings under the Pontifax Agreement are secured by a lien on all of our assets except intellectual property. The Pontifax Agreement contains customary representations, warranties and covenants by us, including negative covenants restricting our activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. The obligations under the Pontifax Agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net cash used in operations	$(28,159)	$(43,632)	$(31,839)
Net cash used in investing activities	(632)	(122)	(318)
Net cash provided by (used in) financing activities	33,826	12,118	(694)
Net increase (decrease) in cash and cash equivalents	$5,035	$(31,636)	$(32,851)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $28.2 million for the year ended December 31, 2020 compared to $43.6 million for the year ended December 31, 2019. The decrease in cash used in operating activities of $15.4 million was attributable to:

•	a decrease in net loss of $14.4 million;
•	An increase in non-cash items of $1.2 million resulting primarily from increases in stock-based compensation expense; and
•

A decrease of $0.2 million due to changes in the components of working capital, including decreases in accounts payable, other assets and operating lease liabilities, partially offset by an increase in prepaid expenses and other current assets, accrued expenses and other liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million, $0.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash used in investing activities related to net purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities of $33.9 million for the year ended December 31, 2020 was primarily attributable to net proceeds of $34.0 million from the issuance and sale of our common stock through the registered direct offering completed in June 2020 and our public underwritten offerings completed in July 2020 and December 2020.

Net cash provided by financing activities of $12.1 million for the year ended December 31, 2019 was primarily attributable to net proceeds of $12.0 million from the issuance and sale of our common stock through the registered direct offering completed in June 2019 and under our ATM facility completed in December 2019.

Net cash used in financing activities of $0.7 million for the year ended December 31, 2018 included $10.5 million used to pay off our credit facility with SVB and $0.2 million for payments of initial public offering costs that were included in accounts payable and accrued expenses at December 31, 2017. These payments were partially offset by $10.0 million of proceeds received under our credit facility with PWB and $0.1 million received from the exercises of stock options.

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

Going Concern

As of December 31, 2020, we had cash and cash equivalents totaling $35.0 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report.   We do believe that our cash and cash equivalents at December 31, 2020, along with the $11.7 million of net proceeds received under our ATM equity facility during the first quarter of 2021 until the filing date of this Annual Report, together with the $5.0 million Credit Line, available to us through September 30, 2021 and $10.0 million additional borrowing under the Third Installment Loan available to us through December 31, 2021 under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase development program, beyond that time. We are exploring opportunities in secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  These factors raise substantial doubt about our ability to continue as a going concern. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

•	the costs of conducting future clinical trials of reloxaliase, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the filing of a potential BLA and commercialization if our clinical development program is successful;
•	the costs of conducting future clinical trials and other development activities to advance ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the expansion of our workforce and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. With the exception of our credit facility, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 and 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-27 of this Annual Report for the year ended December 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months or the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

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

3.	List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)     Exhibit Index.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 6, 2017)

3.2*	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on November 6, 2017)

4.1*	Form of Common Stock certificate (Incorporated by reference from Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

4.2*

Second Amended and Restated Investor Rights Agreement, by and between the Registrant and the Investors named therein, dated as November 25, 2015 (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1 filed on October 6, 2017)

4.3*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 2, 2016 (Incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1 filed on October 6, 2017)

4.4*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 18, 2014 (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1 filed on October 6, 2017)

4.5*	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 16, 2020)

4.6*

Registration Rights Agreement, dated September 29, 2020 by and among Allena Pharmaceuticals, Inc. and the parties named therein (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 1, 2020)

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

10.10*

License Agreement dated March 22, 2012, as amended, by and between the Registrant and Ajinomoto Althea, Inc. (f/k/a Althea Technologies, Inc.) (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form S-1 filed on October 6, 2017)

10.11**	Amended and Restated Non-Employee Director Compensation Policy

10.12*†

Transition Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Alexey Margolin, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 4, 2019).

10.13*

Loan and Security Agreement by and between Allena Pharmaceuticals, Inc. and Pacific Western Bank, dated June 29, 2018, as amended August 1, 2019 (Incorporated by reference to Exhibit 10.1 to to the Registrant’s Form 10-Q filed on November 13, 2019).

10.14*

Loan and Security Agreement, dated September 29, 2020 by and between Allena Pharmaceuticals, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2020)

10.15*	Allena Pharmaceuticals, Inc. 2021 Inducement Equity Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 28, 2021)
10.16*	Employment Agreement dated January 29, 2021 between Allena Pharmaceuticals, Inc. and Richard Katz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2021
21.1*	Subsidiaries (Incorporated by reference from Exhibit 21.1 to the Registrant’s Form S-1 filed on October 6, 2017)
23.1**	Consent of Ernst & Young LLP

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 11, 2021

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Brenner	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
Louis Brenner, M.D.

/s/ Richard D. Katz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
Richard D. Katz, M.D.

/s/ Alexey Margolin, Ph.D. Alexey Margolin, Ph.D.	Chairman	March 11, 2021

/s/ Allene Diaz	Director	March 11, 2021
Allene Diaz

/s/ Andrew A. F. Hack, M.D., Ph.D. Andrew A. F. Hack, M.D., Ph.D.	Director	March 11, 2021

/s/ Gino Santini Gino Santini	Director	March 11, 2021

/s/ Ann Miller Ann Miller	Director	March 11, 2021

/s/ James N. Topper, M.D., Ph.D. James N. Topper, M.D., Ph.D.	Director	March 11, 2021

/s/ Robert Alexander, Ph.D. Robert Alexander, Ph.D.	Director	March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Allena Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allena Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 11, 2021

Allena Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$35,042	$30,007
Prepaid expenses and other current assets	2,207	3,028
Total current assets	37,249	33,035
Property and equipment, net	881	401
Operating lease assets	678	549
Other assets	123	123
Total assets	$38,931	$34,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,410	$3,048
Loan payable, net of discount	—	3,992
Accrued expenses and other current liabilities	3,421	3,370
Operating lease liabilities	291	498
Total current liabilities	6,122	10,908
Loan payable, net of current portion and discount	9,853	5,988
Operating lease liabilities, net of current portion	387	14
Total liabilities	16,362	16,910
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 50,821,361 and 24,735,009 shares issued and outstanding at December 31, 2020 and 2019, respectively	51	25
Additional paid-in capital	220,307	182,117
Accumulated deficit	(197,789)	(164,944)
Total stockholders’ equity	22,569	17,198
Total liabilities and stockholders’ equity	$38,931	$34,108

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$20,383	$37,244	$26,376
General and administrative	11,603	9,676	9,217
Restructuring charges	—	605	—
Total operating expenses	31,986	47,525	35,593
Other income (expense):
Interest income (expense), net	(510)	270	575
Other expense, net	(349)	(84)	(13)
Loss on extinguishment of debt	—	—	(617)
Other income (expense), net	(859)	186	(55)
Net loss	$(32,845)	$(47,339)	$(35,648)
Net loss per share attributable to common stockholders — basic and diluted	$(1.01)	$(2.13)	$(1.72)
Weighted-average common shares outstanding — basic and diluted	32,506,679	22,180,868	20,741,226

Comprehensive loss	$(32,845)	$(47,339)	$(35,648)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Total
			Additional		stockholders’
	Common stock		paid-in	Accumulated	equity
	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2017	20,694,658	20	164,807	(81,957)	82,870
Exercise of common stock options	106,879	1	138	—	139
Issuance of common stock through employee stock purchase plan ("ESPP")	7,488	—	34	—	34
Stock-based compensation	—	—	2,049	—	2,049
Issuance costs related to initial public offering	—	—	12	—	12
Net loss	—	—	—	(35,648)	(35,648)
Balance at December 31, 2018	20,809,025	21	167,040	(117,605)	49,456
Issuance of common stock, net of issuance costs	3,875,848	4	11,976	—	11,980
Exercise of common stock options	24,399	—	36	—	36
Issuance of common stock through employee stock purchase plan ("ESPP")	25,737	—	76	—	76
Stock-based compensation	—	—	2,989	—	2,989
Net loss	—	—	—	(47,339)	(47,339)
Balance at December 31, 2019	24,735,009	25	182,117	(164,944)	17,198
Issuance of common stock, net of issuance costs	25,343,290	25	34,071	—	34,096
Exercise of common stock options	11,928	—	17	—	17
Issuance of common stock through employee stock purchase plan ("ESPP")	43,095	—	52	—	52
Issuance of common stock through release of restricted stock units ("RSUs")	688,039	1	(1)	—	—
Stock-based compensation	—	—	4,051		4,051
Net loss	—	—	—	(32,845)	(32,845)
Balance at December 31, 2020	50,821,361	51	220,307	(197,789)	22,569

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(32,845)	$(47,339)	$(35,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,051	2,989	2,049
Depreciation expense	166	163	78
Non-cash interest expense	34	8	161
Non-cash lease expense	601	486	—
Loss on extinguishment of debt	—	—	617
Gain on sale of equipment	(7)	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	821	(202)	(1,287)
Other assets	—	123	(34)
Accounts payable	(544)	972	441
Accrued expenses	75	(301)	1,764
Operating lease liabilities	(564)	(531)	—
Other liabilities	53	—	20
Net cash used in operating activities	(28,159)	(43,632)	(31,839)
Cash flows from investing activities:
Purchases of property and equipment	(650)	(122)	(318)
Sales of property and equipment	18	—	—
Net cash used in investing activities	(632)	(122)	(318)
Cash flows from financing activities:
Proceeds from (payments of issuance costs related to) the issuance of common stock, net of issuance costs	33,995	12,035	(309)
Proceeds from exercise of stock options	17	36	139
Proceeds from issuance of stock through ESPP	52	76	34
Proceeds from loan payable	10,000	—	10,000
Repayment of loan payable	(10,000)	—	(10,492)
Debt issuance costs paid	(214)	—	(33)
Other	(24)	(29)	(33)
Net cash provided by (used in) financing activities	33,826	12,118	(694)
Net increase (decrease) in cash and cash equivalents	5,035	(31,636)	(32,851)
Cash and cash equivalents, beginning of period	30,007	61,643	94,494
Cash and cash equivalents, end of period	$35,042	$30,007	$61,643
Supplemental disclosures:
Cash paid for interest	$358	$543	$906
Property and equipment purchases included in accounts payable	$7	$—	$72
Right-of-use assets obtained in exchange of operating lease obligations	$774	$992	$—
Issuance costs included in accounts payable and accrued expenses	$101	$45	$—

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Liquidity and Going Concern

The Company had an accumulated deficit of $197.8 million at December 31, 2020 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2020, the Company had $35.0 million of cash and cash equivalents.  During the first quarter of 2021 through the filing date of this Annual Report, the Company received net proceeds of $11.7 million from the issuance and sale of shares of its common stock through an At-the Market Equity Offering Sales Agreement (“ATM Agreement). The Company’s available cash and cash equivalents as of December 31, 2020, along with the additional funds raised during the first quarter of 2021 through the filing date of this Annual Report, are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Annual Report. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company's management evaluates its estimates, which include but are not limited to management’s judgments of prepaid and accrued research and development expenses, and the valuation of stock-based awards. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss equaled net loss for the years ended December 31, 2020, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include cash held in banks and amounts held in money market funds.  Cash equivalents are stated at cost, which approximates fair value.

Cash and cash equivalents consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$344	$415
Money market funds	34,698	29,592
	$35,042	$30,007

Investments

The Company classifies its investments in debt securities as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses included in stockholders’ (deficit) equity.  Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense.  The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest income (expense) within the statement of operations and comprehensive loss. The Company did not hold any investments at December 31, 2020 and 2019.

The Company evaluates its available-for-sale investments with unrealized losses for other-than-temporary impairment.  When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, the significance of the decline in value is as a percentage of the original cost, the length of time that the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general.  If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.  No such adjustments were necessary during the periods presented.

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

Significant Suppliers

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing.  In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply the active pharmaceutical ingredients and formulated drugs related to these programs.  These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value.  The Company did not recognize any impairment losses for the years ended December 31, 2020, 2019 and 2018.

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

Effective January 1, 2019, the Company adopted ASC 842. In adopting ASC 842, the Company elected to utilize a package of practical expedients under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company also elected a practical expedient whereby an entity can utilize hindsight in determining the lease term, including options to extend or terminate the lease. Finally, although separation of lease and non-lease components is required under ASC 842, the Company elected a practical expedient to not separate lease and non-lease components and rather accounts for lease and non-lease components together as a single lease component.  Variable lease payments are expensed as incurred.  If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.

Operating leases are recorded in “Operating lease assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheet.  The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2020 and 2019.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASC 718 requires all stock-based payments to employees and directors, and as of January 1, 2019 to non-employees, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values.  Prior to January 1, 2019, the Company accounted for stock-based payments to non-employees, in accordance with ASC Topic 505, Equity-Based Payments to Non-Employees, which required the expense related to stock-based payments to non-employees to be recognized in the statement of operations and comprehensive loss based on the awards’ vesting date fair values.  The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees.  The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends.  Due to the limited trading history of the Company’s common stock and a lack of company-specific historical and implied volatility data that is equal to the length of the expected term of the Company’s options, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus.  For options granted in 2020, the Company placed a higher weighting on the historical volatility of its stock price over the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants.   The Company will continue to increase the weighting on the historical volatility of its stock price over the historical volatility of a representative group of public companies until such time as the Company has a sufficient amount of historical information regarding the volatility of its stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.  The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.  For options granted to non-employees, the Company utilizes the contractual term of the stock-based payment as the basis for the expected term assumption.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.  The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur as allowed per ASU No. 2016-09, Compensation – Stock Compensation.

The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Net Loss Per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.  The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted stock units, common stock issuable upon conversion of outstanding debt and warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be anti-dilutive.  Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(32,845)	$(47,339)	$(35,648)
Net loss attributable to common stockholders	$(32,845)	$(47,339)	$(35,648)
Denominator:
Weighted-average common shares – basic and diluted	32,506,679	22,180,868	20,741,226
Net loss per share attributable to common stockholders –basic and diluted	$(1.01)	$(2.13)	$(1.72)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Years Ended December 31,
	2020	2019	2018
Warrants	9,040	9,040	9,040
Stock options	4,110,691	3,915,591	2,141,527
Restricted stock units	620,277	517,750	—
Common stock issuable upon conversion of outstanding debt	2,439,024	—	—
Total	7,179,032	4,442,381	2,150,567

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

As of December 31, 2020 and 2019, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding.  The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements.  The new guidance became effective for the Company on January 1, 2020.  The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update are able to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the Company adopted ASU 2018-15 effective January 1, 2020, and elected to apply this guidance on a prospective basis. There was no impact to the consolidated financial statements due to the adoption of this guidance.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment.  ASU 2016-13 is effective for smaller reporting companies on January 1, 2023.  Early adoption is permitted.  The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for the Company beginning in fiscal 2021. The adoption of ASU 2016-13 will not have a material impact on the Company’s consolidated financial statements.

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. ASU 2020-06 is effective for smaller reporting companies on January 1, 2022.  Early adoption is permitted.  The Company does not expect that the adoption of ASU 2020-06 will have a material impact on its condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$34,698	$34,698	$—	$—
Total assets	$34,698	$34,698	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$29,592	$29,592	$—	$—
Total assets	$29,592	$29,592	$—	$—

At December 31, 2020 and 2019, all of the Company’s cash equivalents were comprised of money market funds.

There have been no changes to the valuation methods used during the years ended December 31, 2020 and 2019.  There were no transfers within the fair value hierarchy during the years ended December 31, 2020 and 2019.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their carrying values.  The Company believes the terms of the loan payable reflect current market conditions for an instrument with similar terms and maturity.  The carrying value of the Company’s debt therefore approximates its fair value based on Level 3 of the fair value hierarchy.

4. Property and Equipment, Net

Property and equipment includes the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Property and equipment:
Laboratory equipment	$1,368	$779
Computer equipment	6	6
Software	39	39
Construction in progress	54	—
	1,467	824
Less: Accumulated depreciation	(586)	(423)
Property and equipment, net	$881	$401

The Company recognized $166,000, $163,000 and $78,000 of depreciation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Payroll and employee-related expenses	$1,945	$1,250
Third-party research and development expenses	984	1,393
Professional fees	250	229
Restructuring charges	—	373
Loan interest	242	43
Other	—	82
Total accrued expenses	$3,421	$3,370

6. Restructuring Charges

On November 29, 2019, following the completion of a strategic review of its business, the Company's Board of Directors approved a workforce reduction plan, or the Workforce Reduction, to reduce its workforce by approximately 38%. The Company evaluated the related employee severance and other benefits to employees in connection with the Workforce Reduction to determine whether the benefits were within the scope ASC 712, Compensation - Non-retirement Post-employment Benefits, or within the scope of ASC 420, Exit or Disposal Cost Obligations, depending on the nature of the benefit and whether it is part of an on-going benefit arrangement under ASC 712 or a one-time termination benefit unique to the Workforce Reduction. The Company recorded restructuring expense of $0.6 million at the time of the Workforce Reduction, pursuant to ASC 420 as the Company did not have an on-going benefit arrangement under ASC 712. The Workforce Reduction was complete as of December 31, 2019.

The following table outlines the components of the restructuring charges during the year ended December 31, 2019 included in the consolidated statement of operations, and ending liability recorded in the balance sheet as of December 31, 2019 (in thousands):

	Charges incurred during the year ended December 31, 2019	Amount paid through December 31, 2019	Remaining liability at December 31, 2019
Employee severance, bonus and other	$605	$(232)	$373
Total restructuring charges	$605	$(232)	$373

The remaining liability at December 31, 2019 was paid during the year ended December 31, 2020.  The Company did not record any restructuring charges during the year ended December 31, 2020.

7. Commitments and Contingencies

The Company is a party to an operating lease for approximately 11,691 square feet of laboratory and office space in Sudbury, MA (Sudbury Lease).  The Sudbury Lease expires on February 28, 2026.  The Company has a one-time option to cancel the lease effective February 28, 2023 for any reason or no reason at all.  Annualized base rent for the Sudbury lease is approximately $0.3 million.

Additional Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2020 are as follows (in thousands):

2021	$265
2022	247
2023	214
Total maturities	$726
Less: Amount representing interest	(48)
Present value of operating lease liabilities	$678

Lease costs included in the Company’s consolidated statements of operations and comprehensive loss was $0.5 million for each of the years ended December 31, 2020 and 2019.  The Company’s operating leases had a weighted average remaining lease term of 2.3 years and 1.0 years and a weighted average discount rate of 5.5% and 5.5% at December 31, 2020 and 2019, respectively.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease).  The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized based rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of December 31, 2020.

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
$1,056

During the year ended December 31, 2018, rent expense was $0.5 million.

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

8. Loan and Security Agreement

On June 29, 2018 the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings were available to the Company through one additional advance request until December 31, 2019.  Borrowings were secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed had a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement had a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed were to be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the PWB Loan Agreement.  Upon the closing of one or more financings in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 would be due and payable to PWB.  As a result of the gross proceeds of $15.0 million received from the registered direct offering completed on June 5, 2020, combined with  $10.0 million of gross proceeds received from the registered direct offering completed in June 2019, and $2.7 million of gross proceeds received through the At-the-Market offering completed in December 2019, the conditions required to trigger the success fee were fulfilled and the success fee was paid to PWB at the time of the closing of the registered direct offering in June 2020.  The success fee was recorded as other expense on the Company’s condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2020.

On September 29, 2020, the Company terminated the PWB Loan Agreement and repaid the $7.0 million outstanding principal to PWB.  At the time the Company terminated the PWB Loan Agreement, the requirement to make a prepayment premium with respect to the Company prepaying the remaining outstanding borrowings under the PWB Loan Agreement had lapsed and no prepayment penalty payment was required upon termination of the PWB Loan Agreement.

9. Convertible Debt Agreement

On September 29, 2020, the Company entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020 (“Closing Date”).  An additional $5.0 million credit line (“Credit Line”) is available to the Company for withdrawal for a period of 12 months from the Closing Date.  The Company shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line.  A third installment loan (‘Third Installment Loan”) of $10.0 million was conditioned upon achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to the Company when the milestone of at least $15 million of gross proceeds from equity financings was achieved.  Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan. As of December 31, 2020, the Company had not withdrawn any amounts available under the Credit Line or the Third Installment Loan.

Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum.  The Pontifax Agreement has a term of 48 months and an interest only period of 24 months.  Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over eight equal quarterly payments of principal and interest. At its option, the Company may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty.

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

Pontifax, at its option, has the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of the Company’s common stock, at the applicable conversion price.  The conversion price for borrowings outstanding under the Pontifax Agreement is fixed at $4.10 per share.  If the Company consummates a stock split, stock combination, reclassification payment of stock dividend, recapitalization or other similar transaction (each a “Stock Event”), then the applicable conversion price will be proportionately increased or decreased as necessary to reflect the proportionate change in shares of the Company’s common stock issued and outstanding as a result of such Stock Event.

The Company has the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of the Company’s common stock, at the applicable conversion price, subject to the fulfillment of both of the following conditions: (i) during a period of 30 consecutive trading days prior to the date on which the Company provides notice of the exercise of its conversion right, the closing price of the Company’s common stock was higher than 1.4 times the applicable conversion price of the term loans on at least 20 trading days, including on the trading day preceding the date on which the Company provides notice of the exercise of its conversion right, (ii) the number of shares of common stock issuable upon conversion by the Company shall not exceed the average weekly number of shares of the Company’s common stock traded on the stock market for the four weeks immediately preceding the date on which the Company provides notice of the exercise of its conversion right.

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion.  The Company has reserved 2,439,024 shares of its common stock for conversion of the outstanding debt balance as of December 31, 2020.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at December 31, 2020.  The Company determined the conversion feature was not required to be accounted for separately.  The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

The minimum aggregate future loan and interest payments at December 31, 2020 are as follows (in thousands):

Years Ending December 31,
2021	953
2022	1,927
2023	5,015
2024	4,880
Total minimum payments	12,775
Less: Amount representing interest	(2,775)
Less: Discount	(147)
Less: Current portion	—
Loan payable, net of current portion	$9,853

10. Stockholders’ Equity

On June 28, 2019, the Company completed a registered direct offering in which the Company issued and sold 2,632,092 shares of its common stock, at a purchase price of $3.80 for net proceeds of $9.4 million after deducting offering costs through a securities purchase agreement with certain institutional and accredited investors.

In December 2018, the Company entered into an ATM Agreement with Cowen and Company, LLC (“Cowen”), under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The Company agreed to pay Cowen a commission of 3.0% of the gross proceeds from any sales of shares of its common stock under this facility. On December 30, 2019, the Company completed an issuance and sale of 1,243,756 shares of common stock under the ATM Agreement.  As a result of this issuance and sale of common stock, the Company received approximately $2.6 million in net proceeds after deducting offering costs.

On June 5, 2020, the Company completed another registered direct offering, in which it issued and sold 7,317,074 shares of its common stock, at a purchase price of $2.05 per share, for net proceeds of $13.7 million through a securities purchase agreement with certain institutional and accredited investors.

On July 30, 2020, the Company completed a public underwritten offering of 5,894,191 shares of its common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share, for net proceeds of $6.7 million.

On December 4, 2020, the Company completed another public underwritten offering of 11,960,000 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 1,560,000 shares of common stock, at a price to the public of $1.25 per share, for net proceeds of $13.5 million.

During the first quarter of 2021 through the filing date of this Annual Report, the Company issued and sold 6,058,318 shares of its common stock under the ATM agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Stock options and restricted stock units	5,359,736	5,070,303
Warrants	9,040	9,040
Common stock issuable upon conversion of outstanding debt	2,439,024	—
Employee stock purchase plan	336,910	380,005
Total	8,144,710	5,459,348

Warrants

At December 31, 2020 and 2019, the Company had 9,040 warrants outstanding for the purchase of shares of common stock at an exercise price of $11.06.  The warrants expire on May 1, 2026.

11. Stock Incentive Plans

Stock Option Plans

The Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”) on October 31, 2017.  Upon adoption of the 2017 Plan, no further grants were made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards are available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2019, 2020 and 2021, the shares available for grant under the 2017 Plan were automatically increased by 832,361, 989,400 and 2,032,854 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other stock-based awards under the terms of the 2017 Plan.  As of December 31, 2020, 628,768 shares of common stock were available for future grant under the 2017 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$1,286	$1,175	$584
General and administrative	2,765	1,814	1,465
Total	$4,051	$2,989	$2,049

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2020, 2019 and 2018:

Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% – 0.5%	1.4% – 2.6%	2.3% – 3.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5 – 6.1	5.5 – 6.8	5.5 – 6.1
Expected volatility	94% – 95%	80% – 83%	81% – 89%

The expense related to awards granted to employees and directors for their service on the Board of Directors was $2.6 million, $2.9 million, and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company did not grant any stock options to non-employees during the years ended December 31, 2020 or 2019. The expense related to awards granted to non-employees was not material to the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.

A summary of the stock option activity under the 2017 and 2011 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,915,591	$4.33	8.1	$1,921
Granted	454,300	1.34
Exercised	(11,928)	1.42
Cancelled	(247,272)	6.28
Outstanding at December 31, 2020	4,110,691	$3.89	7.3	$124
Exercisable at December 31, 2020	2,384,744	$3.95	6.3	$118

The weighted-average fair value of options granted to employees and directors for their service on the Board of Directors during the years ended December 31, 2020, 2019 and 2018 was $1.01, $3.29 and $6.21 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.  The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8,000, $58,000 and $1.2 million, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $4.4 million.  This amount is expected to be recognized over a weighted-average period of 2.1 years.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”).  The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock.  The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company.  The Company intends to utilize the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Restricted Stock Units (RSUs)

During the years ended December 31, 2020 and 2019, the Company made awards of time-based RSUs to certain employees of the Company. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  The weighted average fair value of RSUs granted to employees during the years ended December 31, 2020 and 2019 was $1.39 and $2.42 per share, respectively.  For the years ended December 31, 2020 and 2019, the Company recognized $1.5 million and $0.1 million, respectively of stock-based compensation expense related to these awards.  As of December 31, 2020, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.8 million, which is expected to be recognized during 2021.

A summary of the status of nonvested RSUs as of December 31, 2020 and the changes during the year then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	517,750	$2.42
Granted	826,654	1.39
Vested	(688,039)	2.21
Forfeited	(36,088)	2.42
Nonvested at December 31, 2020	620,277	$1.29

Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan (“ESPP”) on October 31, 2017.  The ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about January 1 and July 1 each year. The ESPP initially reserved 206,284 shares of common stock for issuance. The ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the ESPP on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 1% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.  On January 1, 2018, the shares available for grant under the ESPP was automatically increased by 206,946 shares.  No shares were added to the ESPP on January 1, 2019, 2020 and 2021.

During the years ended December 31, 2020 and 2019, $52,000 and $76,000, respectively, were withheld from employees, on an after-tax basis, in order to purchase 43,095 and 25,737 shares of the Company’s common stock, respectively. As of December 31, 2020, 336,910 shares of Company’s common stock remained available for issuance under the ESPP.

12. Income Taxes

New Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the year ended December 31, 2020, the Company recorded a net loss of $32.8 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2020.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$32,827	$42,549
Research and development credits	656	8,138
Licenses	16	19
Stock based compensation	1,205	811
Operating lease liabilities	170	140
Other	512	281
Total gross deferred tax assets	35,386	51,938
Less: Valuation allowance	(35,216)	(51,800)
Net deferred tax assets	170	138
Deferred tax liabilities:
Operating lease assets	(170)	(138)
Total gross deferred tax liabilities	(170)	(138)
Net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2020 and 2019, respectively, because the Company's management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of $35.2 million and $51.8 million has been established at December 31, 2020 and 2019, respectively.  The valuation allowance decreased by $16.6 million and increased by $14.9 million for the years ended December 31, 2020 and 2019, respectively, due primarily to the generation of net operating losses.

The following table presents the Company’s change in valuation allowance for the year ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Valuation allowance at the beginning of the year	$51,800	$36,945
Change for current period	(16,584)	14,855
Valuation allowance at the end of the year	$35,216	$51,800

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the financial statements is as follows:

	2020	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.7%	6.1%	6.2%
Research and development and other tax credits	3.7%	4.9%	3.1%
Stock based compensation	(1.0)%	(0.6)%	(0.5)%
Federal net operating loss - Section 382 Limitation	(28.1%)	—%	—%
Federal tax credit - Section 382 Limitation	(19.3%)	—%	—%
State tax net operating loss - Section 382 Limitation	(25.5%)	—%	—%
State tax credit - Section 382 Limitation	(7.0%)	—%	—%
Change in deferred tax asset valuation allowance	50.5%	(31.4)%	(29.8)%
	—%	—%	—%

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of approximately $140.9 million and $155.9 million, respectively, which may be available to offset future income tax liabilities. Of the $140.9 million net operating loss carryforwards as of December 31, 2020, $101.7 million has an indefinite life and $33.9 million will expire at various dates through 2037. As of December 31, 2020 and 2019, the Company also had U.S. state net operating loss carryforwards of approximately $51.1 million and $155.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2040.

As of December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of approximately $0.5 million and $5.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2040. As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of approximately $0.1 million and $2.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2035. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. As of June 3, 2020, the Company did have an ownership change as defined by Sections 382 and 383 of the Internal Revenue Code and therefore the Company has adjusted its federal and state tax attributes accordingly to disclose only the amounts that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns in the United States and various state jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state tax authorities to the extent utilized in a future period.

13. Employee Benefit Plan

Effective January 2012, employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (“401(k) Plan”).  Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations.  Through December 31, 2018, the 401(k) Plan did not allow the Company to make matching contributions. Effective January 1, 2019, the Company amended the 401(k) Plan to allow the Company to make matching contributions.  The 401(k) Plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary.  Matching contributions are fully vested at the time of contribution. Matching contribution costs incurred by the Company for each of the years ended December 31, 2020 and 2019 were $0.3 million.

14. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2020 and 2019.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$7,524	$6,559	$7,918	$9,985	$31,986
Loss from operations	(7,524)	(6,559)	(7,918)	(9,985)	(31,986)
Net loss	(7,585)	(6,976)	(8,026)	(10,258)	(32,845)
Net loss attributable to common stockholders - basic and diluted	$(0.31)	$(0.26)	$(0.22)	$(0.24)	$(1.01)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$11,559	$11,335	$13,338	$11,293	$47,525
Loss from operations	(11,559)	(11,335)	(13,338)	(11,293)	(47,525)
Net loss	(11,419)	(11,273)	(13,288)	(11,359)	(47,339)
Net loss attributable to common stockholders - basic and diluted	$(0.55)	$(0.54)	$(0.57)	$(0.47)	$(2.13)