Form 10-Q
period 2021-03-31
Allena Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 57,690,060 shares of common stock, $0.001 par value per share, outstanding.

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

•	our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•	potential collaborators to license and commercialize reloxaliase, if approved, or any products for which we receive regulatory approval in the future outside of the United States;
•	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to attract, retain and motivate key personnel; and
•	our ability to generate revenue and become profitable.

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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$36,287	$35,042
Prepaid expenses and other current assets	2,224	2,207
Total current assets	38,511	37,249
Property and equipment, net	1,237	881
Operating lease assets	603	678
Other assets	123	123
Total assets	$40,474	$38,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,877	$2,410
Accrued expenses and other current liabilities	3,620	3,421
Operating lease liabilities, net of discount	252	291
Total current liabilities	6,749	6,122
Loan payable, net of current portion and discount	9,862	9,853
Operating lease liabilities, net of current portion and discount	360	387
Total liabilities	16,971	16,362
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 56,879,679 and 50,821,361 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	57	51
Additional paid-in capital	232,871	220,307
Accumulated deficit	(209,425)	(197,789)
Total stockholders’ equity	23,503	22,569
Total liabilities and stockholders’ equity	$40,474	$38,931

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,852	$4,646
General and administrative	3,558	2,878
Total operating expenses	11,410	7,524
Loss from operations	(11,410)	(7,524)
Other income (expense):
Interest expense, net	(235)	(54)
Other income (expense), net	9	(7)
Other expense, net	(226)	(61)
Net loss	$(11,636)	$(7,585)
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(0.31)
Weighted-average common shares outstanding—basic and diluted	55,021,149	24,737,127
Net loss	$(11,636)	$(7,585)
Comprehensive loss	$(11,636)	$(7,585)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Exercise of common stock options	7,137	—	10	—	10
Stock-based compensation	—	—	1,035	—	1,035
Net loss	—	—	—	(7,585)	(7,585)
Balance at March 31, 2020	24,742,146	$25	$183,162	$(172,529)	$10,658

Balance at December 31, 2020	50,821,361	$51	$220,307	$(197,789)	$22,569
Issuance of stock, net of issuance costs	6,058,318	6	11,697	—	11,703
Stock-based compensation	—	—	867	—	867
Net loss	—	—	—	(11,636)	(11,636)
Balance at March 31, 2021	56,879,679	$57	$232,871	$(209,425)	$23,503

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,636)	$(7,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	867	1,035
Depreciation expense	65	41
Non-cash interest expense	9	2
Non-cash lease expense	83	128
Changes in assets and liabilities:
Prepaid expenses and other current assets	(17)	712
Accounts payable	468	(1,309)
Accrued expenses	199	(1,498)
Operating lease liabilities	(74)	(84)
Net cash used in operating activities	(10,036)	(8,558)
Cash flows from investing activities:
Purchases of property and equipment	(422)	—
Net cash used in investing activities	(422)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	11,703	—
Proceeds from exercise of stock options	—	10
Repayment of loan payable	—	(1,000)
Other	—	(8)
Net cash provided by (used in) financing activities	11,703	(998)
Net increase (decrease) in cash and cash equivalents	1,245	(9,556)
Cash and cash equivalents, beginning of period	35,042	30,007
Cash and cash equivalents, end of period	36,287	20,451

Supplemental disclosures:
Property and equipment purchases included in accounts payable	$6	$—

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company is focused on metabolic disorders that result in excess accumulation of certain metabolites that can cause kidney stones, damage the kidney, and potentially lead to chronic kidney disease (“CKD”) and end-stage renal disease. The Company’s lead product candidate, reloxaliase (formerly known as ALLN-177), is a first-in-class, oral enzyme therapeutic that it is developing for the treatment of enteric hyperoxaluria, a metabolic disorder commonly associated with kidney stones, CKD and other serious kidney diseases. The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $209.4 million at March 31, 2021, and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2021, the Company had $ 36.3 million of cash and cash equivalents.  The Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (B. Riley ATM Agreement) on March 29, 2021. Since that time and through the filing date of this Quarterly Report, the Company has received net proceeds of $1.0 million from the issuance and sale of shares of its common stock under this agreement. The Company’s available cash and cash equivalents as of March 31, 2021, along with the additional funds raised during the second quarter of 2021 through the filing date of this Quarterly Report, are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations and cash flows for the three months ended March 31, 2021 and March 31, 2020 . Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

The remainder of the Company’s significant accounting policies are described in the Annual Report filed on Form 10-K for the year ended December 31, 2020 that was filed with the United States Securities and Exchange Commission on March 11, 2021.

Recently Adopted Accounting Pronouncements

 In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. The new guidance became effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(11,636)	$(7,585)
Net loss attributable to common stockholders	$(11,636)	$(7,585)
Denominator:
Weighted-average common shares—basic and diluted	55,021,149	24,737,127
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(0.31)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Stock options	6,535,091	3,849,951
Restricted stock units	620,277	517,750
Common stock issuable upon conversion of outstanding debt	2,439,024	—
Warrants	9,040	9,040
Total	9,603,432	4,376,741

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$35,852	$35,852	$—	$—
Total assets	$35,852	$35,852	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$34,698	$34,698	$—	$—
Total assets	$34,698	$34,698	$—	$—

At March 31, 2021 and December 31, 2020, substantially all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended March 31, 2021 and the year ended December 31, 2020. There were no transfers within the fair value hierarchy during the three months ended March 31, 2021 and the year ended December 31, 2020.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their carrying values. The terms of the loan payable reflect current market conditions for an instrument with similar terms and maturity and therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and employee-related expenses	$1,218	$1,945
Third-party research and development expenses	1,978	984
Professional fees	190	250
Loan interest	234	242
Total accrued expenses	$3,620	$3,421

6. Commitments and Contingencies

The Company is a party to an operating lease for approximately 11,691 square feet of laboratory and office space in Sudbury, MA (Sudbury Lease).  The Sudbury Lease expires on February 28, 2026.  The Company has a one-time option to cancel the lease effective February 28, 2023 for any reason or no reason at all.  Annualized base rent for the Sudbury lease is approximately $0.3 million.

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$190
2022	247
2023	214
Total maturities	651
Less: Amount representing interest	(39)
Present value of operating lease liabilities	$612

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2021 and 2020 was $0.1 million.  The Company’s operating leases had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 5.5% at March 31, 2021.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease).  The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of March 31, 2021.

7. Loan and Security Agreement

On June 29, 2018, the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings were available to the Company through one additional advance request until December 31, 2019.  Borrowings were secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed had a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement had a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed were to be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the PWB Loan Agreement.  Upon the closing of one or more financings in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 would be due and payable to PWB.  As a result of the gross proceeds of $15.0 million received from the registered direct offering completed on June 5, 2020, combined with  $10.0 million of gross proceeds received from the registered direct offering completed in June 2019, and $2.7 million of gross proceeds received through the At-the-Market offering completed in December 2019, the conditions required to trigger the success fee were fulfilled and the success fee was paid to PWB at the time of the closing of the registered direct offering in June 2020.  The success fee was recorded as other expense on the Company’s condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2020.

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

8. Convertible Debt Agreement

On September 29, 2020, the Company entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020 (“Closing Date”).  An additional $5.0 million credit line (“Credit Line”) is available to the Company for withdrawal for a period of 12 months from the Closing Date.  The Company shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line.  A third installment loan (‘Third Installment Loan”) of $10.0 million was conditioned upon achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to the Company when the milestone of at least $15 million of gross proceeds from equity financings was achieved.  Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan. As of March 31, 2021, the Company had not withdrawn any amounts available under the Credit Line or the Third Installment Loan.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion.  The Company has reserved 2,439,024 shares of its common stock for conversion of the outstanding debt balance as of March 31, 2021.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at March 31, 2021 and December 31, 2020.  The Company determined the conversion feature was not required to be accounted for separately.  The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

The minimum aggregate future loan and interest payments at March 31, 2021 are as follows (in thousands):

Years Ending December 31,
2021	$711
2022	1,927
2023	5,015
2024	4,880
Total minimum payments	$12,533
Less: Amount representing interest	(2,533)
Less; Discount	(138)
Less: Current portion	—
Loan payable, net of current portion	$9,862

9. Stockholders’ Equity

During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC (Cowen ATM Agreement) at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

The Company entered into the B. Riley ATM Agreement on March 29, 2021.  Since that time and through the filing date of this Quarterly Report, the Company issued and sold 810,381 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.33 per share for net proceeds of $1.0 million.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Stock options and restricted stock units	8,992,590	5,359,736
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024
Employee stock purchase plan	336,910	336,910
Warrants	9,040	9,040
Total	11,777,564	8,144,710

10. Stock Incentive Plans

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”).  Upon the adoption of the 2017 Plan, no further grants would be made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, shares underlying any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors.   On January 1, 2019, 2020 and 2021, the shares available for grant under the 2017 Plan was automatically increased by 832,361, 989,400 and 2,032,854 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of March 31, 2021, 637,222 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”).  The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock.  The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company.  The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc.  As of March 31, 2021, 1,200,000 shares of common stock were available for future grant under the 2021 Plan.

All stock option grants are nonstatutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the Board of Directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Vesting periods are generally four years and are determined by the Board of Directors or a delegated subcommittee. Stock options become exercisable as they vest. Options granted under the 2011 Plan, 2017 Plan and 2021 Plan expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$247	$428
General and administrative	620	607
Total	$867	$1,035

The fair value of each stock option granted to employees and directors during the three months ended March 31, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

Risk-free interest rate	0.4%-1.1%
Expected dividend yield	—%
Expected term (in years)	5.0-7.0
Expected volatility	93%-94%

The Company did not grant any stock options during the three months ended March 31, 2020.  A summary of the stock option activity under the 2011, 2017 and 2021 Plans during the three months ended March 31, 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,110,691	$3.89	7.3	$124
Granted	2,635,350	2.03
Exercised	—	—
Cancelled	(210,950)	6.63
Outstanding at March 31, 2021	6,535,091	3.05	8.2	$226
Exercisable at March 31, 2021	2,437,779	$3.85	6.1	$184

As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $7.4 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units (RSUs)

In December 2020, the Company awarded 620,277 RSUs to employees of the Company. The RSUs vest as to 40% on May 10, 2021 and 60% on November 10, 2021. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.   The grant date value of the RSUs was $1.29 per share.  As of March 31, 2021, all 620,277 RSUs remained outstanding.

As of March 31, 2021, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.6 million, which is expected to be recognized during 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 11, 2021.

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

In March 2018, we initiated URIROX-1TM (URIROX-1, formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria. In November 2019, we reported that the primary endpoint in the URIROX-1 study had been met, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to a mean reduction of 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2TM (URIROX-2, formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.  In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2, based on the high rate of on-study kidney stone events and the UOx results observed in the completed URIROX-1 trial, which enrolled essentially the same patient population as URIROX-2. In March 2020, we submitted a protocol amendment and associated study documents for the revised trial design to the FDA. The revised trial design became effective following the 30-day review period and has been implemented in URIROX-2. The execution and enrollment progress of the trial have been adversely affected by the COVID-19 pandemic.  We currently expect to report interim analysis of the data from this study in the second or third quarter of 2022 and topline data to support a potential BLA submission in the fourth quarter of 2022 or first quarter of 2023. The FDA has advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval, including the ability of reloxaliase to reduce the incidence and severity of kidney stone disease and renal impairment.

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

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We filed an IND for ALLN-346 with the FDA in December 2019.  In July 2020, we initiated a single-ascending dose (SAD) Phase 1 clinical trial of ALLN-346 in healthy volunteers and announced initial data from this study in November 2020.  ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. We recently initiated a Phase 1b multiple-ascending dose (MAD) trial in healthy volunteers, and subject to feedback from the FDA, we expect to initiate a Phase 2a program in patients with hyperuricemia and CKD in the third quarter of 2021, with initial data from the Phase 1b MAD study expected in the third quarter of 2021 and initial Phase 2a data in the fourth quarter of 2021.

On June 28, 2019, we completed a registered direct offering in which we issued and sold 2,632,092 shares of our common stock, at a purchase price of $3.80 per share, for net proceeds of $9.4 million, after deducting issuance costs, through a securities purchase agreement with the investors.  The shares of common stock sold in this offering were offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC, which was declared effective on December 26, 2018.

On December 30, 2019, we completed an At-the-Market, offering in which we issued and sold 1,243,756 shares of our common stock, at a purchase price of $2.15 per share, for net proceeds of $2.6 million, after deducting issuance costs, through the Cowen ATM Agreement.  The shares of common stock sold in this offering were also offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018.

On June 5, 2020, we completed a registered direct offering, in which we issued and sold 7,317,074 shares of our common stock, at a purchase price of $2.05 per share, for net proceeds of $13.7 million through a securities purchase agreement with certain institutional and accredited investors.  The shares of common stock sold in this offering were offered by us pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018 and a prospectus supplement thereunder filed on June 5, 2020.

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

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under the Cowen ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

On March 29, 2021, we terminated the Cowen ATM Agreement and entered into the B. Riley ATM Agreement. Since that time and through the filing date of this Quarterly Report, we issued and sold 810,381 shares of our common stock under the B. Riley ATM Agreement, at a weighted average price of $1.33 per share for net proceeds of $1.0 million.

Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, manufacturing our product candidates and conducting preclinical studies and clinical trials of reloxaliase and ALLN-346. We do not have any products approved for sale and have not generated any revenue to date. As of March 31, 2021, we had cash and cash equivalents totaling $36.3 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $11.6 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $209.4 million. We anticipate that our expenses will increase significantly as we:

•	conduct future clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we may conduct for our product candidates;

•

scale up our manufacturing process for reloxaliase to prepare for the potential filing of a Biologics License Application, or BLA, and commercialization if our clinical development program is successful;

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2021	2020
Reloxaliase external costs	$3,970	$1,469
ALLN-346 external costs	1,123	418
Employee compensation and benefits	2,160	2,408
Other	599	351
Total research and development expenses	$7,852	$4,646

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $95.8 million of external research and development costs for reloxaliase and $11.6 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facility and amortized debt discount related to debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$7,852	$4,646	$3,206
General and administrative	3,558	2,878	680
Total operating expenses	11,410	7,524	3,886
Loss from operations	(11,410)	(7,524)	(3,886)
Other income (expense):
Interest expense, net	(235)	(54)	(181)
Other income (expense), net	9	(7)	16
Other income (expense), net	(226)	(61)	(165)
Net loss	$(11,636)	$(7,585)	$(4,051)

Research and Development Expense

Research and development expense increased by $3.2 million from $4.6 million for the three months ended March 31, 2020 to $7.9 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Dollar
	2021	2020	Change
Clinical development external costs	$3,493	$1,208	$2,285
Manufacturing external costs	1,283	746	537
Employee compensation and benefits	2,160	2,408	(248)
Other	916	284	632
Total research and development expenses	$7,852	$4,646	$3,206

The $3.2 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $2.3 million from $1.2 million for the three months ended March 31, 2020 to $3.5 million for the three months ended March 31, 2021:
o

Our URIROX-2 costs increased $2.6 million from $0.6 million for the three months ended March 31, 2020 to $3.2 million for the three months ended March 31, 2021.  During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  During the second half of 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites;

o

We incurred $0.2 million of costs for our ALLN-346 program during the three months ended March 31, 2021 for which there were no comparable costs incurred during the three months ended March 31, 2020; and

o

Partially offsetting the increased costs for URIROX-2 and ALLN-346 was a reduction of costs related to URIROX-1.  During the three months ended March 31, 2020, we incurred $0.3 million of costs related to closeout activities.  This study was completed in the fourth quarter of 2019.  URIROX-1 costs for the three months ended March 31, 2021 were negligible.

•	Our manufacturing external costs increased by $0.5 million from $0.7 million for the three months ended March 31, 2020 to $1.3 million for the three months ended March 31, 2021:
o

Reloxaliase manufacturing costs increased $0.3 million from $0.3 million for the three months ended March 31, 2020 to $0.6 million for the three months ended March 31, 2021.  Included in the costs for the three months ended March 31, 2021 were $0.2 million of costs at our CMO for engineering services for plant modifications in preparation for commercial batch scale up and $0.2 million of drug product costs associated with scale-up batches; and

o

ALLN-346 manufacturing costs increased $0.1 million from $0.4 million for the three months ended March 31, 2020 to $0.5 million for the three months ended March 31, 2021. The costs incurred during the three months ended March 31, 2021 included $0.2 million of formulation and development costs and $0.2 million of costs for technical transfer and GMP batch production. The costs incurred during the three months ended March 31, 2020 related to formulation and development.

General and Administrative Expenses

General and administrative expense increased by $0.7 million from $2.9 million for three months ended March 31, 2020 to $3.6 million for the three months ended March 31, 2021. The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Dollar
	2021	2020	Change
Employee compensation and benefits	$1,803	$1,603	$200
Consulting and professional services	932	728	204
Other	823	547	276
Total general and administrative expenses	$3,558	$2,878	$680

The increase in general and administrative expense was primarily attributable to the following:

•	Our employee compensation and benefits costs increased by $0.2 million for the three months ended March 31, 2021, primarily due an increase in the number of employees;
•

Our consulting and professional services costs increased by $0.2 million for the three months ended March 31, 2021.  The increase is primarily due to $0.2 million of recruiting costs for the three months ended March 31, 2021, for which there were no comparable costs for the three months ended March 31, 2020; and

•	Our other costs increased by $0.3 million for the three months ended March 31, 2021, primarily due to an increase in insurance costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense increased $0.2 million for the three months ended March 31, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement. In September 2020, we terminated the PWB Agreement, under which we were paying an annualized interest rate of 5.0% and entered into the Pontifax Agreement, under which we are paying an annualized interest rate of 9.0% on outstanding borrowings.  In addition, we are paying Pontifax an annualized fee of 1.0% for the $5.0 million available under the Credit Line of the Pontifax Agreement, no amount of which has been withdrawn as of March 31, 2021.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, and net proceeds of $14.6 million from the sales of common stock under the Cowen ATM Agreement.  In addition, since we entered into the B. Riley ATM Agreement on March 29, 2021, through the filing date of this Quarterly Report, we received net proceeds of $1.0 million from the sale of common stock under this agreement.  Our total cash and cash equivalents were $36.3 million as of March 31, 2021.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operations	$(10,036)	$(8,558)
Net cash used in investing activities	(422)	—
Net cash provided by (used in) financing activities	11,703	(998)
Net increase (decrease) in cash and cash equivalents	$1,245	$(9,556)

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $10.0 million for the three months ended March 31, 2021 compared to $8.6 million for the three months ended March 31, 2020. The increase in cash used in operating activities of $1.5 million was attributable to:

•	An increase in net loss of $4.1 million; and
•	a decrease in non-cash items of $0.2 million resulting primarily from a decrease in stock-based compensation expense; partially offset by

•

an increase of $2.8 million due to changes in the components of working capital, primarily related to increases in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2021 consisted of purchases of property and equipment.  We did not have any cash flow activity relating to investment activities during the three months ended March 31, 2020.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $11.7 million for the three months ended March 31, 2021 compared to net cash used in financing activities of $1.0 million for the three months ended March 31, 2020. The net cash provided by financing activities for the three months ended March 31, 2021 consisted of net proceeds from the sales of common stock under the Cowen ATM Agreement. The net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of $1.0 million for principal payments made on our credit facility with PWB.

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

Going Concern

As of March 31, 2021, we had cash and cash equivalents totaling $36.3 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at March 31, 2021, along with the $1.0 million of net proceeds received under the B. Riley ATM Agreement through the filing date of this Quarterly Report, together with the $5.0 million Credit Line available to us through September 30, 2021 and $10.0 million additional borrowing under the Third Installment Loan available to us through December 31, 2021 under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase development program, beyond that time. We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  These factors raise substantial doubt about our ability to continue as a going concern. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

•	the costs of conducting future clinical trials of reloxaliase, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the potential filing of a BLA and commercialization if our clinical development program is successful;
•	the costs of conducting future clinical trials and other development activities to advance ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Except for the Credit Line and the Third Installment Loan under the Pontifax Agreement, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2021, we had cash and cash equivalents totaling $36.3 million.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  We do believe that our cash and cash equivalents at March 31, 2021, along with $1.0 million of net proceeds we received under our At-the-Market, or ATM, equity facility with B. Riley Securities, Inc., or B. Riley ATM Facility, during the second quarter of 2021 through the filing date of this Quarterly Report, together with the $5.0 million Credit Line and $10.0 million additional borrowing currently available to us under our convertible debt facility, or Pontifax Agreement, with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., or Pontifax, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase development program beyond that time. We are exploring opportunities to secure additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of March 31, 2021, we had working capital of $31.8 million and capital resources consisting of cash and cash equivalents of $36.3 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at March 31, 2021, along with $1.0 million of net proceeds we received under the B. Riley ATM Facility during the second quarter of 2021 through the filing date of this quarterly Report, together with the $5.0 million credit line and the $10.0 million additional borrowings currently available to us under the Pontifax Agreement, will enable us to fund our operating expenses and capital requirements into the first quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of March 31, 2021, we had $10.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments.  Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with 8 equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock.  Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $11.6 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $209.4 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have funded our operations from inception through March 31, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO, which was completed in November 2017, net proceeds totaling $43.2 million from follow-on offerings of common stock, borrowings of $10.0 million under our credit facilities, and net proceeds of $14.6 million from the sale of common stock under our ATM equity facility with Cowen and Company, LLC.  In addition, during the second quarter of 2021 through the filing date of this Quarterly Report, we received net proceeds of $1.0 million from the sale of common stock under the B. Riley ATM Facility. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for reloxaliase, ALLN-346, or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could enter clinical development, receive regulatory approval and, ultimately, be commercially valuable.

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

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of, and the resources required for successful commercialization of reloxaliase internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

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

As of May 7, 2021, we had 45 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing reloxaliase and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of any of our future program collaborators.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through May 3, 2021. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of May 7, 2021, we had 57,690,060 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 6,535,091 shares subject to outstanding options and 620,277 outstanding restricted stock units under our stock option plans as of March 31, 2021, the 1,837,222 shares reserved for future issuance under our stock option plans, the 336,910 shares reserved for future issuance under our employee stock purchase plan and the shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

As of May 7, 2021, our executive officers, directors and principal stockholders collectively controlled approximately 21.4% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Risks Related to Our Status as an “Emerging Growth Company”

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from the time of our IPO. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Quarterly Report, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our Quarterly Report as filed with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2021, we did not repurchase any shares of our common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1**	Allena Pharmaceuticals, Inc. 2021 Inducement Equity Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 28, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*  Filed herewith.

** Previously filed.

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

ALLENA PHARMACEUTICALS, INC.

May 13, 2021	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2021	By:	/s/ Richard Katz
Richard Katz, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)