Form 10-Q
period 2021-06-30
Allena Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 80,140,728 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
•	the design and conduct of our planned Phase 3 clinical program of reloxaliase (formerly ALLN-177) in enteric hyperoxaluria, including the timing and outcome of our planned interim analyses;
•

our ability to utilize the accelerated approval regulatory pathway for reloxaliase, including the timing of any Biologic License Application, or BLA, submission utilizing the accelerated approval regulatory pathway;

•

the number, designs, results and timing of our clinical trials, including our pivotal Phase 3 program for reloxaliase, our planned Phase 2 program for ALLN-346 and our preclinical studies and the timing of the availability of data from these trials and studies;

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

•	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
•	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
•	our estimates of the size and characteristics of the markets that may be addressed by reloxaliase and ALLN-346;
•	the market acceptance of reloxaliase, ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to successfully commercialize reloxaliase with a targeted sales force, if approved;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
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

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,656	$35,042
Prepaid expenses and other current assets	1,665	2,207
Total current assets	28,321	37,249
Property and equipment, net	1,190	881
Operating lease assets	601	678
Other assets	173	123
Total assets	$30,285	$38,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,521	$2,410
Accrued expenses and other current liabilities	4,976	3,421
Operating lease liabilities, net of discount	300	291
Total current liabilities	7,797	6,122
Loan payable, net of current portion and discount	9,880	9,853
Operating lease liabilities, net of current portion	341	387
Total liabilities	18,018	16,362
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 58,782,984 and 50,821,361 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	59	51
Additional paid-in capital	235,605	220,307
Accumulated deficit	(223,397)	(197,789)
Total stockholders’ equity	12,267	22,569
Total liabilities and stockholders’ equity	$30,285	$38,931

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,090	$3,808	$17,942	$8,454
General and administrative	3,597	2,751	7,155	5,629
Total operating expenses	13,687	6,559	25,097	14,083
Loss from operations	(13,687)	(6,559)	(25,097)	(14,083)
Other expense:
Interest expense	(253)	(103)	(488)	(157)
Other expense, net	(32)	(314)	(23)	(321)
Other expense, net	(285)	(417)	(511)	(478)
Net loss	$(13,972)	$(6,976)	$(25,608)	$(14,561)
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.26)	$(0.45)	$(0.56)
Weighted-average common shares outstanding—basic and diluted	57,932,389	26,878,962	56,484,811	25,808,043
Net loss	$(13,972)	$(6,976)	$(25,608)	$(14,561)
Comprehensive loss	$(13,972)	$(6,976)	$(25,608)	$(14,561)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	24,742,146	$25	$183,162	$(172,529)	$10,658
Issuance of common stock, net of issuance costs	7,317,074	7	13,651	—	13,658
Exercise of common stock options	4,791	—	8	—	8
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	998	—	998
Net loss	—	—	—	(6,976)	(6,976)
Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373

Balance at March 31, 2021	56,879,679	$57	$232,871	$(209,425)	$23,503
Issuance of common stock, net of issuance costs	1,650,988	2	1,769	—	1,771
Issuance of common stock through employee stock purchase plan ("ESPP")	4,206	—	5	—	5
Issuance of common stock through release of restricted stock units ("RSUs")	248,111	—	—	—	—
Stock-based compensation	—	—	960	—	960
Net loss	—	—	—	(13,972)	(13,972)
Balance at June 30, 2021	58,782,984	$59	$235,605	$(223,397)	$12,267

See accompanying notes

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Six Months Ended June 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Issuance of common stock, net of issuance costs	7,317,074	7	13,651	—	13,658
Exercise of common stock options	11,928	—	18	—	18
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	2,033	—	2,033
Net loss	—	—	—	(14,561)	(14,561)
Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373

Balance at December 31, 2020	50,821,361	$51	$220,307	$(197,789)	$22,569
Issuance of common stock, net of issuance costs	7,709,306	8	13,466	—	13,474
Issuance of common stock through employee stock purchase plan ("ESPP")	4,206	—	5	—	5
Issuance of common stock through release of restricted stock units ("RSUs")	248,111	—	—	—	—
Stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(25,608)	(25,608)
Balance at June 30, 2021	58,782,984	$59	$235,605	$(223,397)	$12,267

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,608)	$(14,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,827	2,033
Depreciation expense	145	83
Non-cash interest expense	27	4
Non-cash lease expense	190	268
Changes in assets and liabilities:
Prepaid expenses and other current assets	542	1,105
Other assets	(50)	—
Accounts payable	124	(2,483)
Accrued expenses	1,555	(1,506)
Operating lease liabilities	(150)	(226)
Net cash used in operating activities	(21,398)	(15,283)
Cash flows from investing activities:
Purchases of property and equipment	(457)	—
Net cash used in investing activities	(457)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	13,464	13,700
Proceeds from exercise of stock options	—	18
Proceeds from the issuance of stock through ESPP	5	27
Repayment of loan payable	—	(2,000)
Other	—	(16)
Net cash provided by financing activities	13,469	11,729
Net decrease in cash and cash equivalents	(8,386)	(3,554)
Cash and cash equivalents, beginning of period	35,042	30,007
Cash and cash equivalents, end of period	$26,656	$26,453

Supplemental disclosures:
Issuance costs included in accounts payable and accrued expenses	$10	$42

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to discovering, developing and commercializing first-in-class, oral biological therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company’s lead product candidate, reloxaliase (formerly known as ALLN-177), is currently being evaluated in a pivotal Phase 3 clinical program for the treatment of enteric hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, chronic kidney disease (“CKD”) and other serious kidney disorders. There are currently no approved therapies for the treatment of enteric hyperoxaluria. The Company is also developing ALLN-346 for the treatment of hyperuricemia and gout in the setting of advanced CKD.  The Company completed  a Phase 1b multiple-ascending dose study in the second quarter of 2021 and recently initiated dosing for the first of two planned Phase 2a studies.  The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $223.4 million at June 30, 2021 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2021, the Company had $26.7 million of cash and cash equivalents.

On July 16, 2021, the Company completed a registered direct offering, in which the Company issued and sold 17,416,096 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of its common stock in lieu of shares of common stock, and warrants to purchase up to 10,678,872 shares of the Company’s common stock through a securities purchase agreement with several healthcare-focused institutional and accredited investors (“Securities Purchase Agreement”).  The combined price of each share of common stock and accompanying warrant to purchase one-half of a share of common stock was $1.311 per share.  The purchase price of each pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying warrant to purchase one-half of a share of common stock, minus $0.01.  Gross proceeds of the transaction were $28.0 million.  As a result of the registered direct offering, the Company received approximately $25.4 million after deducting offering costs in July 2021.  Each warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire on July 16, 2026.  Each pre-funded warrant is exercisable for one share of our Common Stock at an exercise price of $0.01 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all pre-funded warrants are exercised in full.  All pre-funded warrants were exercised on July 16, 2021.

The Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley ATM Agreement”) on March 29, 2021.  During the second quarter of 2021, the Company issued and sold 1,650,988 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.25 per share for net proceeds of approximately $1.8 million.

The Company’s available cash and cash equivalents as of June 30, 2021, along with the additional funds raised from the registered direct offering completed July 16, 2021, are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. The Company requires additional capital to sustain its operations, including its reloxaliase development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. The failure to obtain sufficient funds when needed would have a material adverse effect on the Company’s business, results of operations and financial condition and jeopardize its ability to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern as of the filing date of this Quarterly Report. The

Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and June 30, 2020 and cash flows for the six months ended June 30, 2021 and June 30, 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Allena Pharmaceuticals, Inc. and its wholly owned subsidiaries, Allena Pharmaceuticals Security Corporation (“Security Corporation”), which was incorporated in December 2014, and Allena Pharmaceuticals Ireland Limited, which was incorporated in March 2017. All intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.  On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, management’s judgment of prepaid and accrued research and development expenses and the valuation of share-based awards.  Actual results could differ from those estimates.

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

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASU 2020-06”), by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. ASU 2020-06 is effective for smaller reporting companies on January 1, 2022.  Early adoption is permitted.  The Company does not expect that the adoption of ASU 2020-06 will have a material impact on its condensed consolidated financial statements.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, restricted stock units, common stock issuable upon the conversion of outstanding debt and warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(13,972)	$(6,976)	$(25,608)	$(14,561)
Net loss attributable to common stockholders	$(13,972)	$(6,976)	$(25,608)	$(14,561)
Denominator:
Weighted-average common shares—basic and diluted	57,932,389	26,878,962	56,484,811	25,808,043
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.26)	$(0.45)	$(0.56)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2021	2020
Stock options	7,091,757	3,766,567
Restricted stock units	372,166	553,468
Common stock issuable upon conversion of outstanding debt	2,439,024	—
Warrants	9,040	9,040
Total	9,911,987	4,329,075

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$25,235	$25,235	$—	$—
Total assets	$25,235	$25,235	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$34,698	$34,698	$—	$—
Total assets	$34,698	$34,698	$—	$—

At June 30, 2021 and December 31, 2020, substantially all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended June 30, 2021 and the year ended December 31, 2020. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll and employee-related expenses	$1,567	$1,945
Third-party research and development expenses	3,141	984
Professional fees	204	250
Loan interest	—	242
Other	64	—
Total accrued expenses	$4,976	$3,421

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

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$150
2022	$300
2023	227
Total maturities	677
Less: Amount representing interest	(36)
Present value of operating lease liabilities	$641

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively.  The Company’s operating leases had a weighted average remaining lease term of 1.8 years and a weighted average discount rate of 5.5% at June 30, 2021.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease).  The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of June 30, 2021 and December 31, 2020.

7. Loan and Security Agreement

On June 29, 2018, the Company entered into a loan agreement with Pacific Western Bank (“PWB Loan Agreement”) providing up to $12.0 million of borrowings, of which $10.0 million was advanced on June 29, 2018.  The remaining $2.0 million of borrowings were available to the Company through one additional advance request until December 31, 2019.  Borrowings were secured by a lien on all Company assets, excluding intellectual property, and amounts borrowed had a floating per annum interest rate of the greater of 5.0% or the prime rate.  The PWB Loan Agreement had a term of 48 months and an interest only period of 18 months.  Upon the expiration of the interest only period on December 31, 2019, amounts borrowed were to be repaid over 30 equal monthly payments of principal plus accrued but unpaid interest. At its option, the Company could prepay all, but not less than all, of the outstanding borrowings subject to a prepayment premium as defined in the PWB Loan Agreement.  Upon the closing of one or more financings in which the Company receives aggregate gross proceeds of at least $25 million, a success fee of $300,000 would be due and payable to PWB.  As a result of the gross proceeds of $15.0 million received from the registered direct offering completed on June 5, 2020, combined with  $10.0 million of gross proceeds received from the registered direct offering completed in June 2019, and $2.7 million of gross proceeds received through the At-the-Market offering completed in December 2019, the conditions required to trigger the success fee were fulfilled and the success fee was paid to PWB at the time of the closing of the registered direct offering in June 2020.  The success fee was recorded as other expense on the Company’s condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2020.

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

8. Convertible Debt Agreement

On September 29, 2020, the Company entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan”) of $10.0 million was advanced on September 29, 2020 (“Closing Date”).  An additional $5.0 million credit line (“Credit Line”) is available to the Company for withdrawal for a period of 12 months from the Closing Date.  The Company shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line.  A third installment loan (“Third Installment Loan”) of $10.0 million was conditioned upon achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to the Company when the milestone of at least $15 million of gross proceeds from equity financings was achieved.  Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan. As of June 30, 2021, the Company had not withdrawn any amounts available under the Credit Line or the Third Installment Loan.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion.  As of June 30, 2021, the Company has reserved 2,439,024 shares of its common stock for conversion of the outstanding debt balance.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at June 30, 2021 and December 31, 2020.  The Company determined the conversion feature was not required to be accounted for separately.  The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

The minimum aggregate future loan and interest payments at June 30, 2021 are as follows (in thousands):

Years Ending December 31,
2021	$239
2022	$1,927
2023	$5,015
2024	4,880
Total minimum payments	$12,061
Less: Amount representing interest	(2,061)
Less: Discount	(120)
Less: Current portion	—
Loan payable, net of current portion	$9,880

9. Stockholders’ Equity

Common Stock

During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC (Cowen ATM Agreement) at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

The Company terminated the Cowen ATM Agreement and entered into the B. Riley ATM Agreement on March 29, 2021.  Pursuant to this agreement, during the second quarter of 2021, the Company issued and sold 1,650,988 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.25 per share for net proceeds of $1.8 million.

On July 16, 2021, the Company completed a registered direct offering, in which the Company issued and sold 17,416,096 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of its common stock in lieu of shares of common stock and warrants to purchase up to 10,678,872 shares of the Company’s common stock through a Securities Purchase Agreement.  The combined price of each share of common stock and accompanying warrant to purchase one-half of a share of common stock was $1.311.  The purchase price of each pre-funded warrant was $1.301, which was the combined purchase price per share of common stock and accompanying warrant, minus $0.01.  Gross proceeds of the transaction were $28.0 million.  As a result of the registered direct offering, the Company received approximately $25.4 million after deducting estimated offering costs.  Each warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire on July 16, 2026.  Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.01 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all pre-funded warrants are exercised in full.  All pre-funded warrants were exercised on July 16, 2021.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Stock options and restricted stock units	8,744,479	5,359,736
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024
Employee stock purchase plan	332,704	336,910
Warrants	9,040	9,040
Total	11,525,247	8,144,710

10. Stock Incentive Plan

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”).  Upon the adoption of the 2017 Plan, no further grants would be made under the 2011 Stock Incentive Plan (“2011 Plan”).  The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock.  In addition to the shares available for grant under the 2017 Plan, shares underlying any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the Board of Directors.  On January 1, 2019, 2020 and 2021, the shares available for grant under the 2017 Plan were automatically increased by 832,361, 989,400 and 2,032,854 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan.  As of June 30, 2021, 429,556 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”).  The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock.  The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company.  The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc.  As of June 30, 2021, 851,000 shares of common stock were available for future grant under the 2021 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$303	$281	$550	$709
General and administrative	657	717	1,277	1,324
Total	$960	$998	$1,827	$2,033

The fair value of each stock option granted to employees and directors during the three and six months ended June 30, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Risk-free interest rate	0.9%-1.4%	0.4%-1.4%
Expected dividend yield	—%	—%
Expected term (in years)	5.4-7.0	5.0-7.0
Expected volatility	93%-94%	93%-94%

The Company did not grant any stock options during the three and six months ended June 30, 2020.  A summary of the stock option activity under the 2011, 2017 and 2021 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,110,691	$3.89	7.3	$124
Granted	3,243,350	1.89
Exercised	—	—
Cancelled	(262,284)	6.95
Outstanding at June 30, 2021	7,091,757	$2.86	8.1	$179
Exercisable at June 30, 2021	2,752,894	$3.70	6.2	$130

As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $7.1 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units (RSUs)

In December 2020, the Company awarded 620,277 RSUs to employees of the Company.   248,111 shares of common stock were issued on May 10, 2021 upon vesting of a portion of the RSUs.  The remaining RSUs vest on November 10, 2021.  The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.  For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million of stock-based compensation expense, respectively, related to these awards.  As of June 30, 2021, the total remaining unrecognized compensation cost related to all unvested RSUs amounted to $0.3 million, which is expected to be recognized during the remainder of 2021.

A summary of the status of nonvested RSUs as of June 30, 2021 and the changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	620,277	$1.29
Granted	—	—
Vested	(248,111)	1.29
Forfeited	—	—
Nonvested at June 30, 2021	372,166	$1.29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to discovering, developing and commercializing first-in-class, oral biological therapeutics to treat patients with rare and severe metabolic and kidney disorders. Our lead product candidate, reloxaliase (formerly known as ALLN-177), is currently being evaluated in a pivotal Phase 3 clinical program for the treatment of enteric hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, chronic kidney disease (“CKD”) and other serious kidney disorders. There are currently no approved therapies for the treatment of enteric hyperoxaluria. We are also developing ALLN-346 for the treatment of hyperuricemia and gout in the setting of advanced CKD.  We completed a Phase 1b multiple-ascending dose study in the second quarter of 2021 and recently initiated dosing for the first of two planned Phase 2a studies.  Initial data from the Phase 2a program are expected during the fourth quarter of 2021.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials and the first of two planned Phase 3 clinical trials, which have demonstrated significant reductions in UOx excretion in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in all studies conducted to date. We initiated URIROX-1TM (URIROX-1, formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria in March 2018. In November 2019, we reported that the primary endpoint in the URIROX-1 study had been met, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to a mean reduction of 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004).  In the fourth quarter of 2018, we initiated URIROX-2TM (URIROX-2, formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.

In February 2020, following engagement with the U.S. Food and Drug Administration, or FDA, we announced that we reached agreement with the FDA on a streamlined design for URIROX-2, based on the high rate of on-study kidney stone events and the UOx results observed in the completed URIROX-1 trial, which enrolled essentially the same patient population as URIROX-2. The FDA has also advised us that it agrees that, if positive, biomarker data on 24-hour UOx excretion in URIROX-1 and URIROX-2 would be used for a BLA submission for reloxaliase using the accelerated approval regulatory pathway. For the long-term follow-up phase of the trial, subjects would continue in URIROX-2 for a minimum treatment period of two years to confirm clinical benefit post-approval, including the ability of reloxaliase to reduce the incidence and severity of kidney stone disease and renal impairment.

The execution and enrollment of the URIROX-2 trial have been adversely affected by the COVID-19 pandemic.  We had previously planned to conduct the first interim analysis of the URIROX-2 study after 130 subjects had been treated for at least six months and had estimated the timing of this analysis to be in the second or third quarter of 2022. In July 2021, given the adverse impact of the COVID-19 global pandemic on the rate of patient enrollment in this global study, and considering as well that enrollment in this study began in 2019, we modified our plans and now expect to conduct the first interim analysis, which will include all subjects who were enrolled in the trial as of the end of November 2021, during the first quarter of 2022.  We estimate that this revised interim analysis would include UOx data during weeks 1-4 for approximately 80 patients but would not include sufficient data to evaluate UOx levels during weeks 16-24 or the blinded rate of kidney stone events, as previously planned.  We plan to submit our revised plan for the first interim analysis to the FDA as part of our planned update to the URIROX-2 statistical analysis plan and adaptive design charter. The revised interim analysis, which will be conducted by an independent data monitoring committee, will assess whether the study continues to be adequately powered to evaluate efficacy against the primary endpoint, the change in UOx levels during weeks 1-4 versus baseline, with the planned enrollment of 200 subjects, or whether the study size should be increased. As previously planned, the interim analysis will also include an assessment of futility with respect to the primary endpoint.  We do not anticipate any changes to the planned second interim analysis, which will also include an assessment of the secondary endpoint of change in UOx levels during weeks 16-24 and of unblinded kidney stone events. The second interim analysis is expected to be conducted once 200 subjects have reached six months of treatment and is designed to enable a potential filing for accelerated approval for reloxaliase.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with advanced CKD and elevated plasma oxalate levels (hyperoxalemia), which we initiated in March 2018.  The data from this study have been published in Nephrology Dialysis Transplantation (Pfau 2021).  Based on the substantial reductions from baseline to Weeks 4- 12 in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and advanced CKD, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population.  The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway.  However, the FDA advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206.  In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and plan to evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We filed an IND for ALLN-346 with the FDA in December 2019.  We have conducted both single ascending dose and multiple ascending dose studies of ALLN-346 in healthy volunteers. In both studies, ALLN-346 was well tolerated, and there were no safety signals observed. During the second half of 2021 we plan to conduct a Phase 2a program for ALLN-346, consisting of a 7-day inpatient study in patients with hyperuricemia and a 14-day outpatient study in patients with hyperuricemia and gout. We recently initiated dosing for the first of the two planned Phase 2a studies.

On July 16, 2021, we completed a registered direct offering, in which we issued and sold 17,416,096 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of our common stock in lieu of shares of common stock and warrants to purchase up to 10,678,872 shares of our common stock through a Securities Purchase Agreement. The combined price of each share of common stock and accompanying warrant to purchase one-half of a share was $1.311.  The purchase price of each pre-funded warrant was $1.301, which was the combined purchase price per share of common stock and accompanying warrant, minus $0.01.  Gross proceeds of the transaction were $28.0 million.  As a result of the registered direct offering, we received approximately $25.4 million after deducting estimated offering costs.  Each warrant is exercisable for one share of our common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire on July 16, 2026. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all pre-funded warrants are exercised in full.  All pre-funded warrants were exercised on July 16, 2021.

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under the Cowen ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million. On March 29, 2021, we terminated the Cowen ATM Agreement and entered into the B. Riley ATM Agreement. During the second quarter of 2021, we issued and sold 1,650,988 shares of our common stock under the B. Riley ATM Agreement, at a weighted average price of $1.25 per share for net proceeds of $1.8 million.

On December 4, 2020, we completed a public underwritten offering of 11,960,000 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 1,560,000 shares of common stock, at a price to the public of $1.25 per share for net proceeds of $13.5 million.

On July 30, 2020, we completed a public underwritten offering of 5,894,191 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share for net proceeds of $6.7 million.

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

Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, manufacturing our product candidates and conducting preclinical studies and clinical trials of reloxaliase and ALLN-346. We do not have any products approved for sale and have not generated any revenue to date. As of June 30, 2021, we had cash and cash equivalents totaling $26.7 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $14.0 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and $25.6 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $223.4 million. We anticipate that our expenses will increase significantly as we:

•	conduct clinical trials of our lead product candidate, reloxaliase;
•	manufacture additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for our product candidates;
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

•	ALLN-346 is our second product candidate which we are developing for the treatment of hyperuricemia and gout in the setting of CKD.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs and other internal costs to specific product candidates or development programs.

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reloxaliase external costs	$4,893	$1,227	$8,863	$2,696
ALLN-346 external costs	1,778	280	2,901	698
Employee compensation and benefits	2,551	1,949	4,711	4,357
Other	868	352	1,467	703
Total research and development expenses	$10,090	$3,808	$17,942	$8,454

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $100.7 million of external research and development costs for reloxaliase and $13.4 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we conduct URIROX-2 and initiate additional clinical trials of reloxaliase, scale our manufacturing processes and advance development of ALLN-346.

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

Interest Expense

Interest expense primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facility and amortized debt discount related to debt issuance costs.

Other Expense, Net

Other expense, net, consists of amount of a success fee paid to PWB at the time the conditions required to trigger the success fee as defined in the PWB Loan Agreement were met and gain (loss) on foreign currency transactions.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$10,090	$3,808	$6,282
General and administrative	3,597	2,751	846
Total operating expenses	13,687	6,559	7,128
Loss from operations	(13,687)	(6,559)	(7,128)
Other income (expense):
Interest income (expense), net	(253)	(103)	(150)
Other expense, net	(32)	(314)	282
Other income (expense), net	(285)	(417)	132
Net loss	$(13,972)	$(6,976)	$(6,996)

Research and Development Expense

Research and development expense increased by $6.3 million from $3.8 million for the three months ended June 30, 2020 to $10.1 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Dollar
	2021	2020	Change
Clinical development external costs	$5,114	$976	$4,138
Manufacturing external costs	1,707	383	1,324
Employee compensation and benefits	2,551	1,948	603
Other	718	501	217
Total research and development expenses	$10,090	$3,808	$6,282

The $6.3 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $4.1 million from $1.0 million for the three months ended June 30, 2020 to $5.1 million for the three months ended June 30, 2021:
o

Our URIROX-2 costs increased $2.6 million from $0.7 million for the three months ended June 30, 2020 to $3.3 million for the three months ended June 30, 2021.  During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  During the second half of 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites; and

o

We incurred $1.4 million of costs for our ALLN-346 program during the three months ended June 30, 2021, for which there were no comparable costs incurred during the three months ended June 30, 2020.  In April 2021, we initiated a Phase 1b multiple ascending dose trial in healthy volunteers and announced initial data from this study in July 2021.  We incurred $0.6 million of clinical costs for this trial during the three months ended June 30, 2021.  In addition, we incurred $0.7 million of start-up related costs for our Phase 2a program.

•

Our manufacturing external costs increased by $1.3 million from $0.4 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021, primarily due to increased costs associated with reloxaliase; and

•

Our employee compensation and benefits costs increased $0.6 million from $1.9 million for the three months ended June 30, 2020 to $2.6 million for the three months ended June 30, 2021, primarily due to an increase in research and development headcount from 19 employees at June 30, 2020 to 34 employees at June 30, 2021.

General and Administrative Expenses

General and administrative expense increased $0.8 million from $2.8 million for the three months ended June 30, 2020 to $3.6 million for the three months ended June 30, 2021. The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Dollar
	2021	2020	Change
Employee compensation and benefits	$1,779	$1,711	$68
Consulting and professional services	937	507	430
Market research and commercialization planning	133	—	133
Other	748	533	215
Total general and administrative expenses	$3,597	$2,751	$846

General and administrative expense included the following:

•	Our employee compensation and benefits costs were $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively;
•

Our consulting and professional services costs increased $0.4 million for the three months ended June 30, 2021. The increase is primarily due to a $0.2 million increase in consulting costs, a $0.1 million increase in investor relations costs and $0.1 million of recruiting costs for the three months ended June 30, 2021, for which there were no comparable costs for the three months ended June 30, 2020; and

•	Our other costs increased $0.2 million for the three months ended June 30, 2021, primarily due to an increase in insurance costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense incurred on our outstanding debt. Net interest expense increased $0.2 million for the three months ended June 30, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement. In September 2020, we terminated the PWB Agreement, under which we were paying an annualized interest rate of 5.0% and entered into the Pontifax Agreement, under which we are paying an annualized interest rate of 9.0% on outstanding borrowings.  In addition, we are paying Pontifax an annualized fee of 1.0% for the $5.0 million available under the Credit Line of the Pontifax Agreement, no amount of which has been withdrawn as of June 30, 2021.

Other Expense, net

Other expense, net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for the three months ended June 30, 2020 was a success fee of $0.3 million paid to PWB.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$17,942	$8,454	$9,488
General and administrative	7,155	5,629	1,526
Total operating expenses	25,097	14,083	11,014
Loss from operations	(25,097)	(14,083)	(11,014)
Other income (expense):
Interest income (expense), net	(488)	(157)	(331)
Other income (expense), net	(23)	(321)	298
Other income (expense), net	(511)	(478)	(33)
Net loss	$(25,608)	$(14,561)	$(11,047)

Research and Development Expenses

Research and development expense increased by $9.5 million from $8.5 million for the six months ended June 30, 2020 to $17.9 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Dollar
	2021	2020	Change
Clinical development external costs	$8,607	$2,184	$6,423
Manufacturing external costs	2,990	1,129	1,861
Employee compensation and benefits	4,711	4,356	355
Other	1,634	785	849
Total research and development expenses	$17,942	$8,454	$9,488

The $9.5 million increase in research and development expense was primarily attributable to the following:

•	Our clinical development external costs increased by $6.4 million from $2.2 million for the six months ended June 30, 2020 to $8.6 million for the six months ended June 30, 2021:
o

Our URIROX-2 costs increased $5.2 million from $1.3 million for the six months ended June 30, 2020 to $6.5 million for the six months ended June 30, 2021.  During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase.  During the second half of 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites; and

o

We incurred $1.5 million of costs for our ALLN-346 program during the six months ended June 30, 2021, for which there were no comparable costs incurred during the six months ended June 30, 2020.  In April 2021, we initiated a Phase 1b multiple ascending dose trial in healthy volunteers and announced initial data from this study in July 2021.  We incurred $0.8 million of clinical costs for this trial during the six months ended June 30, 2021.  In addition, we incurred $0.7 million of start-up related costs for our Phase 2a program.

•	Our manufacturing external costs increased by $1.9 million from $1.1 million for the six months ended June 30, 2020 to $3.0 million for the six months ended June 30, 2021.
o	Formulation and development related costs for reloxaliase increased $1.3 million from $0.5 million for the six months ended June 30, 2020 to $1.8 million for the six months ended June 30, 2021; and
o	Formulation and development related costs for ALLN-346 increased $0.3 million from $0.4 million for the six months ended June 30, 2020 to $0.7 million for the six months ended June 30, 2021.

•

Our employee compensation and benefits costs increased by $0.3 million from $4.4 million for the six months ended June 30, 2020 to $4.7 million for the six months ended June 30, 2021.  The increase is primarily due to an increase in headcount from 19 employees at June 30, 2020 to 34 employees at June 30, 2021, partially offset by a decrease in stock-based compensation costs.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $1.5 million from $5.6 million for the six months ended June 30, 2020 to $7.2 million for the six months ended June 30, 2021. The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Dollar
	2021	2020	Change
Employee compensation and benefits	$3,582	$3,314	$268
Consulting and professional services	1,869	1,235	634
Market research and commercialization planning	133	—	133
Other	1,571	1,080	491
Total general and administrative expenses	$7,155	$5,629	$1,526

The increase in general and administrative expense was primarily attributable to the following:

•

Our employee compensation and benefits costs increased by $0.3 million from $3.3 million for the six months ended June 30, 2020 to $3.6 million for the six months ended June 30, 2021, primarily due to an increase in the number of employees;

•

Our consulting and professional services costs increased by $0.6 million from $1.2 million for the six months ended June 30, 2020 to $1.9 million for the six months ended June 30, 2021. The increase was primarily due to a $0.3 million increase in consulting costs and $0.3 million of recruiting costs for the six months ended June 30, 2021, for which there were no comparable costs for the six months ended June 30, 2020; and

•

Our other costs increased by $0.5 million from $1.1 million for the six months ended June 30, 2020 to $1.6 million for the six months ended June 30, 2021, primarily due to an increase in insurance costs.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense increased $0.3 million for the six months ended June 30, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement.

Other Expense, net

Other expense, net consists of a success fee paid to PWB and gain (loss) on foreign currency transactions. Included in other expenses, net for six months ended June 30, 2020 was a success fee of $0.3 million paid to PWB.

 Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, and net proceeds of $14.6 million and $1.8 million from the sale of our common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively.  In addition, on July 16, 2021, we received net proceeds of approximately $25.4 million from the sale of common stock, pre-funded warrants and warrants to purchase common stock, through a registered direct offering.  Our total cash and cash equivalents were $26.7 million as of June 30, 2021, which amount does not include the $25.4 million from the registered direct offering completed in July 2021.

On May 6, 2021, we filed a shelf registration statement on Form S-3, which was declared effective on May 12, 2021 (File No. 333-255837), for the offering of up to $200 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units (“securities”) from time to time in one or more offerings.  As of the filing of this Quarterly Report on Form 10-Q, we have not offered any securities pursuant to this shelf registration.

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020.  A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also have an additional $5.0 million credit line (“Credit Line”) available to us for withdrawal until September 29, 2021. We shall pay a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line. A third installment loan (Third Installment Loan”) of an additional $10.0 million was conditioned upon achievement of one of the following milestones by no later than December 29, 2021: (i) we receive non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial.  During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to us for withdrawal until December 29, 2021 when we satisfied the milestone of at least $15 million of gross proceeds from equity financings.  Upon withdrawal of the Third Installment Loan, if withdrawn, we shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operations	$(21,398)	$(15,283)
Net cash used in investing activities	(457)	—
Net cash provided by financing activities	13,469	11,729
Net decrease in cash and cash equivalents	$(8,386)	$(3,554)

Net Cash Used in Operating Activities

The net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2021 compared to $15.3 million for the six months ended June 30, 2020. The increase in cash used in operating activities of $6.1 million was attributable to:

•	An increase in net loss of $11.0 million, partially offset by;
•

an increase of $5.1 million due to changes in the components of working capital, including increases in accounts payable, accrued expenses and operating lease liabilities, partially offset by decreases in prepaid expenses and other assets; and

•	a decrease in non-cash items of $0.2 million resulting primarily from a decrease in stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.5 million for the six months ended June 30, 2021 consisted of purchases of property and equipment.  We did not have any cash flow activity relating to investment activities during the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.5 million for the six months ended June 30, 2021 compared to $11.7 million for the six months ended June 30, 2020. The net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds of $11.7 million and $1.8 from the sale of common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively.  The net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of $13.7 million of net proceeds from the issuance and sale of 7,317,074 shares of our common stock completed on June 5, 2020 through a registered direct offering, partially offset by $2.0 million for principal payments made on our credit facility with PWB, which was fully repaid in September 2020.

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

Going Concern

As of June 30, 2021, we had cash and cash equivalents totaling $26.7 million, which amount does not include $25.4 million of net proceeds we received from our registered direct offering of common stock, pre-funded warrants and warrants in July 2021. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at June 30, 2021, along with the $25.4 million of net proceeds received from the registered direct offering completed in July 2021, will enable us to fund our operating expenses and capital requirements into the second quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase and ALLN-346 development programs, beyond that time. We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  These factors raise substantial doubt about our ability to continue as a going concern. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

•	the costs of conducting clinical trials of reloxaliase, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
•	the costs of manufacturing additional material for our pivotal Phase 3 clinical program and potential future clinical studies we might conduct for reloxaliase;
•	the costs of scaling up our manufacturing process for reloxaliase to prepare for the potential filing of a BLA and commercialization if our clinical development program is successful;
•	the costs of conducting future clinical trials and other development activities to advance ALLN-346;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
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

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash equivalents consisted primarily of short-term money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.

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

•

Our proprietary technological approach is a new approach to the design and development of stable, non-absorbable oral biological therapies and may not result in any additional product candidates or ultimately any products of commercial value.

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

•	If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.
•	The price of our common stock may be volatile and fluctuate substantially.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Future Financial Condition

* We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2021, we had cash and cash equivalents totaling $26.7 million, which amount does not include $25.4 million of net proceeds we received from our registered direct offering of common stock, pre-funded warrants and warrants in July 2021.  Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.  We do believe that our cash and cash equivalents at June 30, 2021, along with the $25.4 million of net proceeds from our July 2021 registered direct offering, will enable us to fund our operating expenses and capital requirements into the second quarter of 2022.  We will require additional capital to sustain our operations, including our reloxaliase and ALLN-346 development programs, beyond that time. We are exploring opportunities to secure additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.  The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations.  We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of June 30, 2021, we had working capital of $20.5 million and capital resources consisting of cash and cash equivalents of $26.7 million, which amount does not include $25.4 million of net proceeds we received from our July 2021 registered direct offering. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report.  We do believe that our cash and cash equivalents at June 30, 2021, along with $25.4 million of net proceeds we received from our July 2021 registered direct offering, will enable us to fund our operating expenses and capital requirements into the second quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•	the costs of manufacturing clinical trial supplies of reloxaliase;
•	our ability to successfully commercialize reloxaliase, if approved;
•	the selling and marketing costs associated with reloxaliase, including the cost and timing of building our sales and marketing capabilities, if approved;
•	the amount of sales and other revenues from reloxaliase, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	our ability to comply with the covenants under our current and future credit facilities;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

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

As of June 30, 2021, we had $10.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments.  Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with eight equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock.  Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $14.0 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and $25.6 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $223.4 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization.  We have funded our operations from inception through June 30, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO, which was completed in November 2017, net proceeds totaling $43.2 million from follow-on offerings of common stock, borrowings of $10.0 million under our credit facilities, and net proceeds of $16.3 million from the sale of common stock under our ATM equity facilities.  In addition, in July 2021 we received net proceeds of approximately $25.4 million from a registered direct offering of common stock, pre-funded warrants and warrants. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2.  The FDA advised us then that, while it agreed in principle with the planned revisions to URIROX-2, certain details, to be specified in the protocol amendment and associated study documents for the revised trial design, remained subject to further clarification and confirmation. In March 2020, we submitted the protocol amendment for the streamlined design for URIROX-2 along with the Adaptive Design Charter.  The revised trial design became effective following the FDA’s 30-day review period and has been implemented in URIROX-2.  Subsequently, in reaction to COVID, we submitted another protocol amendment in May 2020 to address COVID-related issues and further facilitate the conduct of the study.  We plan to submit another protocol amendment in order to accelerate the timing of the first of two planned interim analyses for the URIROX-2 trial.  It is possible that additional modifications to URIROX-2 may be required, which could be material.  Any unexpected requests from the FDA could delay the completion of the trial, result in additional costs and potentially jeopardize our ability to develop reloxaliase.

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

As part of the URIROX-2 adaptive design, we had previously planned to conduct the first interim analysis after 130 subjects had been treated for at least six months. Given the adverse impact of the COVID-19 global pandemic on the rate of patient enrollment in this global study, and considering as well that enrollment in the study began in early 2019, we now plan to conduct the first interim analysis, which will include all subjects who were enrolled in the trial as of the end of November 2021, during the first quarter of 2022. Based upon the number of subjects enrolled to date, the number of subjects currently in screening, and management’s estimate of expected enrollment over the next several months through November, we currently estimate that this revised interim analysis would include UOx data during weeks 1-4 for approximately 80 patients but would not include sufficient data to evaluate UOx levels during weeks 16-24 or the blinded rate of kidney stone events, as previously planned. We plan to submit a revised plan for the first interim analysis to the FDA as part of a planned update to the URIROX-2 statistical analysis plan and adaptive design charter, but the FDA may not agree with this proposal. The revised interim analysis, which will be conducted by an independent data monitoring committee, will assess whether the study continues to be adequately powered to evaluate efficacy against the primary endpoint, the change in UOx levels during weeks 1-4 versus baseline, with the planned enrollment of 200 subjects, or whether the study size should be increased. As a result of conducting an earlier interim analysis with a smaller sample size than previously planned, we anticipate that the ultimate size of the study may be larger than would have otherwise been required. Any adjustment in study size would be designed to ensure that the statistical power of the study remains sufficiently robust. As previously planned, the interim analysis will also include an assessment of futility with respect to the primary endpoint.  We do not anticipate any changes to the planned second interim analysis, which will also include an assessment of the secondary endpoint of change in UOx levels during weeks 16-24 and of unblinded kidney stone events. The second interim analysis is expected to be conducted once 200 subjects have reached six months of treatment and is designed to enable a potential filing for accelerated approval for reloxaliase on the basis of UOx levels.

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

Our proprietary technological approach is a new approach to the design and development of stable, non-absorbable oral biological therapies and may not result in any additional product candidates or ultimately any products of commercial value.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw from our clinical trials. In particular, because we are focused on patients with enteric hyperoxaluria with respect to our Phase 3 development of reloxaliase, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, in part because of the impact of the pandemic, during the first quarter of 2021 we determined that site initiation and patient enrollment in the URIROX-2 study was proceeding at a slower rate than we had originally projected. Accordingly, we revised our estimate for the expected timing of the first interim analysis from the first quarter of 2022 to the second or third quarter of 2022, and our estimate for the expected timing of the topline data from the third quarter of 2022 to the fourth quarter of 2022 or the first quarter of 2023. During the third quarter of 2021, we further revised our plans and timing for the first interim analysis. Although our initial plan for the first interim analysis had been to assess six-month data on 130 patients, our revised plan is now to assess one-month data on patients enrolled as of the end of November 2021, which we estimate will be approximately 80 patients. We expect that we will conduct the first interim analysis during the first quarter of 2022. Given uncertainty regarding the timeline for completion of enrollment, we are not currently providing an estimate for the timing of the second interim analysis and topline data from the URIROX-2 study.

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

Risks Related to Our Business and Industry

Risks Related to COVID-19 and the Global Economy

* The COVID-19 pandemic has had and could continue to have an adverse impact on our developmental programs and our financial condition.

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

In addition, the COVID-19 pandemic has adversely affected the execution and enrollment progress of the URIROX-2 clinical trial. In part because of the impact of the pandemic, during the first quarter of 2021 we determined that site initiation and patient enrollment in this study was proceeding at a slower rate than we had originally projected. Accordingly, we revised our estimate for the expected timing of the first interim analysis from the first quarter of 2022 to the second or third quarter of 2022, and our estimate for the expected timing of the topline data from the third quarter of 2022 to the fourth quarter of 2022 or the first quarter of 2023. During the third quarter of 2021, we further revised our plans and timing for the first interim analysis. Although our initial plan for the first interim analysis had been to assess six-month data on 130 patients, our revised plan is now to assess one-month data on patients enrolled as of the end of November 2021, which we estimate will be approximately 80 patients. We expect that we will conduct the first interim analysis during the first quarter of 2022. Given uncertainty regarding the timeline for completion of enrollment, we are not currently providing an estimate for the timing of the second interim analysis and topline data from the URIROX-2 study.

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

As of August 6, 2021, we had 47 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are highly dependent upon the principal members of our management team, including Louis Brenner, M.D., our President and Chief Executive Officer, and Richard Katz, M.D., our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

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

We do not have the ability to conduct all of our clinical trials independently. We have relied and will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for reloxaliase and other product candidates, and we control only some aspects of their activities. For example, in both our completed Phase 2 and Phase 3 clinical trials and ongoing Phase 3 clinical trial we relied and are relying heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

Risks Related to Our Common Stock

Risks Related to Investments in Our Securities

* If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.

Our stock price has traded below $1.00 per share.  If our stock price trades below this level for 30 consecutive days, we will be subject to a delisting notification from NASDAQ. If we fail to cure such deficiency within the permitted grace period, generally six months, our common stock will be subject to delisting by NASDAQ. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

The price of our common stock may be volatile and fluctuate substantially.

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share.  Since our common stock began trading on The NASDAQ Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through August 6, 2021. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of August 6, 2021, we had 80,140,728 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.  In addition, the 7,091,757 shares subject to outstanding options and 372,166 outstanding restricted stock units under our stock option plans as of June 30, 2021, the 1,280,556 shares reserved for future issuance under our stock option plans, the 332,704 shares reserved for future issuance under our employee stock purchase plan and the 10,687,912 shares subject to outstanding warrants, including the 10,678,872 warrants issued with the registered direct offering completed in July 2021, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.  If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

As of August 6, 2021, our executive officers, directors and principal stockholders collectively controlled approximately 15.6% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2021, we did not repurchase any shares of our common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc., as amended.

4.1**	Form of Indenture for Senior Debt Securities and the Related Form of Senior Debt Security (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3, filed on May 6, 2021).

4.2**	Form of Indenture for Subordinated Debt Securities and the Related Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3, filed on May 6, 2021).

4.3**	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2021).

4.4**	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on July 16, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.

104	Cover page Interactive Data File (embedded within Inline XBRL document)

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

ALLENA PHARMACEUTICALS, INC.

August 12, 2021	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

August 12, 2021	By:	/s/ Richard Katz
Richard Katz, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)