Form 10-Q/A
period 2021-03-31
Allena Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1624658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 57,690,060 shares of common stock, $0.001 par value per share outstanding.

EXPLANATORY NOTE
Allena Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form
10-Q/A
to amend its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 13, 2021 (the “Original
10-Q”),
for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original
10-Q.
The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original
10-Q
or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original
10-Q.
The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation
S-K
(§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLENA PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Louis Brenner
Louis Brenner, M.D. Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Richard Katz
Richard Katz, M.D. Chief Financial Officer (Principal Financial and Accounting Officer)

3