Form 10-Q/A
period 2021-06-30
Allena Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1624658

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
for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 12, 2021 (the “Original
10-Q”),
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
The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been include in this Amendment, paragraph 3 of each of the certification set forth in the Exhibits has been omitted.

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