Form 10-Q
period 2021-09-30
Allena Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 82,571,078 shares of common stock, $0.001 par value per share, outstanding.

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
•
the number, designs, results and timing of our clinical trials, including our pivotal Phase 3 program for reloxaliase, our Phase 2 program for ALLN-346 and our preclinical studies and the timing of the availability of data from these trials and studies;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$40,421	$35,042
Prepaid expenses and other current assets	1,533	2,207
Total current assets	41,954	37,249
Property and equipment, net	1,270	881
Operating lease assets	518	678
Other assets	128	123
Total assets	$43,870	$38,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,027	$2,410
Accrued expenses and other current liabilities	4,346	3,421
Operating lease liabilities, net of discount	300	291
Total current liabilities	7,673	6,122
Loan payable, net of current portion and discount	9,893	9,853
Operating lease liabilities, net of current portion	274	387
Total liabilities	17,840	16,362
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 80,140,728 and 50,821,361 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	80	51
Additional paid-in capital	262,039	220,307
Accumulated deficit	(236,089)	(197,789)
Total stockholders’ equity	26,030	22,569
Total liabilities and stockholders’ equity	$43,870	$38,931

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,024	$4,952	$26,966	$13,406
General and administrative	3,407	2,966	10,562	8,595
Total operating expenses	12,431	7,918	37,528	22,001
Loss from operations	(12,431)	(7,918)	(37,528)	(22,001)
Other expense:
Interest expense, net	(250)	(104)	(738)	(261)
Other expense, net	(11)	(4)	(34)	(325)
Other expense, net	(261)	(108)	(772)	(586)
Net loss	$(12,692)	$(8,026)	$(38,300)	$(22,587)
Net loss per share attributable to common stockholders— basic and diluted	$(0.17)	$(0.22)	$(0.61)	$(0.77)
Weighted-average common shares outstanding— basic and diluted	76,658,487	36,260,973	63,283,268	29,317,787
Net loss	$(12,692)	$(8,026)	$(38,300)	$(22,587)
Comprehensive loss	$(12,692)	$(8,026)	$(38,300)	$(22,587)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Three Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	32,224,734	$32	$197,846	$(179,505)	$18,373
Issuance of common stock, net of issuance costs	5,894,191	6	6,723	—	6,729
Stock-based compensation	—	—	1,103	—	1,103
Net loss	—	—	—	(8,026)	(8,026)
Balance at September 30, 2020	38,118,925	$38	$205,672	$(187,531)	$18,179

Balance at June 30, 2021	58,782,984	$59	$235,605	$(223,397)	$12,267
Issuance of common stock and accompanying warrants, net of issuance costs	21,357,744	21	25,399	—	25,420
Stock-based compensation	—	—	1,035	—	1,035
Net loss	—	—	—	(12,692)	(12,692)
Balance at September 30, 2021	80,140,728	$80	$262,039	$(236,089)	$26,030

See accompanying notes

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30,			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	24,735,009	$25	$182,117	$(164,944)	$17,198
Issuance of common stock, net of issuance costs	13,211,265	13	20,374	—	20,387
Exercise of common stock options	11,928	—	18	—	18
Issuance of common stock through employee stock purchase plan ("ESPP")	20,003	—	27	—	27
Issuance of common stock through release of restricted stock units ("RSUs")	140,720	—	—	—	—
Stock-based compensation	—	—	3,136	—	3,136
Net loss	—	—	—	(22,587)	(22,587)
Balance at September 30, 2020	38,118,925	$38	$205,672	$(187,531)	$18,179

Balance at December 31, 2020	50,821,361	$51	$220,307	$(197,789)	$22,569
Issuance of common stock and accompanying warrants, net of issuance costs	29,067,050	29	38,865	—	38,894
Issuance of common stock through employee stock purchase plan ("ESPP")	4,206	—	5	—	5
Issuance of common stock through release of restricted stock units ("RSUs")	248,111	—	—	—	—
Stock-based compensation	—	—	2,862	—	2,862
Net loss	—	—	—	(38,300)	(38,300)
Balance at September 30, 2021	80,140,728	$80	$262,039	$(236,089)	$26,030

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,300)	$(22,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,862	3,136
Depreciation expense	241	123
Non-cash interest expense	40	20
Non-cash lease expense	281	401
Loss on sale of equipment	9	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	674	1,846
Other assets	(5)	(50)
Accounts payable	623	(1,920)
Accrued expenses	925	(937)
Operating lease liabilities	(225)	(361)
Net cash used in operating activities	(32,875)	(20,329)
Cash flows from investing activities:
Purchases of property and equipment	(642)	—
Net cash used in investing activities	(642)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock and common stock warrants, net of issuance costs	38,891	20,437
Proceeds from exercise of stock options	—	18
Proceeds from the issuance of stock through ESPP	5	27
Proceeds of loan payable	—	10,000
Repayment of loan payable	—	(10,000)
Other	—	(24)
Net cash provided by financing activities	38,896	20,458
Net increase in cash and cash equivalents	5,379	129
Cash and cash equivalents, beginning of period	35,042	30,007
Cash and cash equivalents, end of period	$40,421	$30,136

Supplemental disclosures:
Property and equipment purchases included in accounts payable	$—	$36
Common stock issuance costs included in accounts payable	$—	$50
Debt issuance costs included in accrued expenses	$3	$172

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company dedicated to discovering, developing and commercializing first-in-class, oral biological therapeutics to treat patients with rare and severe metabolic and kidney disorders. The Company’s lead product candidate, reloxaliase (formerly known as ALLN-177), is currently being evaluated in a pivotal Phase 3 clinical program for the treatment of enteric hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate levels and commonly associated with kidney stones, chronic kidney disease (“CKD”) and other serious kidney disorders. There are currently no approved therapies for the treatment of enteric hyperoxaluria. The Company is also developing ALLN-346 for the treatment of hyperuricemia and gout in the setting of advanced CKD. The Company completed a Phase 1b multiple-ascending dose study in the second quarter of 2021 and recently initiated dosing in two Phase 2a studies. The Company was incorporated under the laws of the State of Delaware on June 24, 2011 and is located in Newton, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $236.1 million at September 30, 2021 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2021, the Company had $40.4 million of cash and cash equivalents.

On July 16, 2021, the Company completed a registered direct offering, in which the Company issued and sold 17,416,096 shares of its common stock, pre-funded warrants ("Pre-funded Warrants") to purchase up to an aggregate of 3,941,648 shares of its common stock in lieu of shares of common stock, and warrants ("Warrants") to purchase up to 10,678,872 shares of the Company’s common stock through a securities purchase agreement with several healthcare-focused institutional and accredited investors. The combined price of each share of common stock and accompanying Warrant to purchase one-half of a share of common stock was $1.311 per share. The purchase price of each Pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying Warrant to purchase one-half of a share of common stock, minus $0.01. Gross proceeds of the transaction were $28.0 million. As a result of the registered direct offering, the Company received approximately $25.4 million after deducting offering costs. Each Warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.25 per share. The Warrants are immediately exercisable and expire on July 16, 2026. Each Pre-funded Warrant is exercisable for one share of our Common Stock at an exercise price of $0.01 per share. All Pre-funded Warrants were exercised on July 16, 2021.

The Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley ATM Agreement”) on March 29, 2021. During the second quarter of 2021, the Company issued and sold 1,650,988 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.25 per share for net proceeds of approximately $1.8 million. During the fourth quarter of 2021 through the filing date of this Quarterly Report, the Company issued and sold 2,430,350 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.02 per share for net proceeds of $2.4 million.

During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC ("Cowen ATM Agreement") at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time the Company entered into the B. Riley ATM Agreement.

The Company’s available cash and cash equivalents as of September 30, 2021 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. The Company requires additional capital to sustain its operations, including its reloxaliase and ALLN-346 development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. If the Company is unable to raise capital when needed or on attractive terms, it may decide to delay, reduce or eliminate its research and development programs or future commercialization efforts and its ability to continue operations will be jeopardized. These factors raise substantial doubt about the Company’s ability to continue as a going concern as of the filing date of this Quarterly Report. The Company may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and September 30, 2020 and cash flows for the nine months ended September 30, 2021 and September 30, 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Warrants and Pre-funded Warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Warrants and Pre-funded Warrants were treated as equity at the time of issuance.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,692)	$(8,026)	$(38,300)	$(22,587)
Net loss attributable to common stockholders	$(12,692)	$(8,026)	$(38,300)	$(22,587)
Denominator:
Weighted-average common shares—basic and diluted	76,658,487	36,260,973	63,283,268	29,317,787
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(0.22)	$(0.61)	$(0.77)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2021	2020
Stock options	7,188,457	3,678,241
Restricted stock units	372,166	547,319
Warrants	10,687,912	9,040
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024
Total	20,687,559	6,673,624

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$39,421	$39,421	$—	$—
Total assets	$39,421	$39,421	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$34,698	$34,698	$—	$—
Total assets	$34,698	$34,698	$—	$—

At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended September 30, 2021 and the year ended December 31, 2020. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

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

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll and employee-related expenses	$2,137	$1,945
Third-party research and development expenses	1,661	984
Professional fees	306	250
Loan interest	239	242
Other	3	—
Total accrued expenses	$4,346	$3,421

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

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2021 are as follows (in thousands):

Remainder of 2021	$75
2022	300
2023	227
Total maturities	602
Less: Amount representing interest	(28)
Present value of operating lease liabilities	$574

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 and 2020, respectively. The Company’s operating leases had a weighted average remaining lease term of 1.5 years and a weighted average discount rate of 5.5% at September 30, 2021.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease). The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of September 30, 2021 and December 31, 2020.

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

8. Convertible Debt Agreement

On September 29, 2020, the Company entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan”) of $10.0 million was advanced on September 29, 2020 (“Closing Date”). An additional $5.0 million credit line (“Credit Line”) was available to the Company for withdrawal for a period of 12 months from the Closing Date. The Company paid a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line. A third installment loan (“Third Installment Loan”) of $10.0 million was conditioned upon achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to the Company when the milestone of at least $15 million of gross proceeds from equity financings was achieved. Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan. As of September 30, 2021, the Company had not withdrawn any amounts available under the Credit Line or the Third Installment Loan. The availability to withdraw amounts available under the Credit Line expired unused on September 29, 2021.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion. As of September 30, 2021, the Company has reserved 2,439,024 shares of its common stock for conversion of the outstanding debt balance.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at September 30, 2021 and December 31, 2020. The Company determined the conversion feature was not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

The minimum aggregate future loan and interest payments at September 30, 2021 are as follows (in thousands):

Years Ending December 31,
2021	$239
2022	1,927
2023	5,015
2024	4,880
Total minimum payments	$12,061
Less: Amount representing interest	(2,061)
Less: Discount	(107)
Less: Current portion	—
Loan payable, net of current portion	$9,893

9. Stockholders’ Equity

Common Stock

During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under the Cowen ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million.

During the second quarter of 2021, the Company issued and sold 1,650,988 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.25 per share for net proceeds of $1.8 million. During the fourth quarter of 2021 through the filing date of this Quarterly Report, the Company issued and sold 2,430,350 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.02 per share for net proceeds of $2.4 million.

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

The Company has reserved for future issuances the following shares of common stock as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Stock options and restricted stock units	8,744,479	5,359,736
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024
Employee stock purchase plan	332,704	336,910
Warrants	10,687,912	9,040
Total	22,204,119	8,144,710

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan. As of September 30, 2021, 430,856 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”). The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock. The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company. The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of September 30, 2021, 753,000 shares of common stock were available for future grant under the 2021 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$329	$337	$879	$1,046
General and administrative	706	766	1,983	2,090
Total	$1,035	$1,103	$2,862	$3,136

The fair value of each stock option granted to employees and directors during the three and nine months ended September 30, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Risk-free interest rate	0.7%-1.1%	0.4%-1.4%
Expected dividend yield	—%	—%
Expected term (in years)	5.5-7.0	5.0-7.0
Expected volatility	92%-95%	92%-95%

The Company did not grant any stock options during the three and nine months ended September 30, 2020. A summary of the stock option activity under the 2011, 2017 and 2021 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,110,691	$3.89	7.3	$124
Granted	3,341,350	1.87
Exercised	—	—
Cancelled	(263,584)	6.92
Outstanding at September 30, 2021	7,188,457	$2.84	7.9	$24
Exercisable at September 30, 2021	3,024,808	$3.68	6.2	$24

As of September 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $6.4 million. This amount is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units (RSUs)

In December 2020, the Company awarded 620,277 RSUs to employees of the Company. 248,111 shares of common stock were issued on May 10, 2021 upon vesting of a portion of the RSUs. The remaining RSUs vest on November 10, 2021. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting. For the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.6 million of stock-based compensation expense, respectively, related to these awards. As of September 30, 2021, the total remaining unrecognized compensation cost related to all unvested RSUs amounted to $0.1 million, which is expected to be recognized during the remainder of 2021.

A summary of the status of nonvested RSUs as of September 30, 2021 and the changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	620,277	$1.29
Granted	—	—
Vested	(248,111)	1.29
Forfeited	—	—
Nonvested at September 30, 2021	372,166	$1.29

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

Overview

We are a late-stage, clinical biopharmaceutical company dedicated to discovering, developing and commercializing first-in-class, oral biological therapeutics to treat patients with rare and severe metabolic and kidney disorders. Our lead product candidate, reloxaliase (formerly known as ALLN-177), is currently being evaluated in a pivotal Phase 3 clinical program for the treatment of enteric hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate ("UOx") levels and commonly associated with kidney stones, chronic kidney disease (“CKD”) and other serious kidney disorders. There are currently no approved therapies for the treatment of enteric hyperoxaluria. We are also developing ALLN-346 for the treatment of hyperuricemia and gout in the setting of advanced CKD. We completed a Phase 1b multiple-ascending dose study in the second quarter of 2021 and recently initiated dosing in two Phase 2a studies. Initial data from the Phase 2a program are expected during the fourth quarter of 2021.

We have conducted a robust clinical development program of reloxaliase, including three Phase 2 clinical trials and the first of two Phase 3 clinical trials, which have demonstrated significant reductions in UOx excretion in patients with enteric hyperoxaluria. Reloxaliase has also been well tolerated in all studies conducted to date. We initiated URIROX-1TM (URIROX-1, formerly Study 301), the first of our two Phase 3 clinical trials in support of our planned Biologic License Application, or BLA, for reloxaliase in patients with enteric hyperoxaluria in March 2018. In November 2019, we reported that the primary endpoint in the URIROX-1 study had been met, with a mean reduction of 22.6% in average 24-hour UOx excretion measured during Weeks 1-4 among patients treated with reloxaliase, compared to a mean reduction of 9.7% in the placebo group (least square, or LS, mean treatment difference of -14.3%, p=0.004). In the fourth quarter of 2018, we initiated URIROX-2TM (URIROX-2, formerly Study 302), our second pivotal Phase 3 trial of reloxaliase in patients with enteric hyperoxaluria.

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

The execution and enrollment of the URIROX-2 trial have been adversely affected by the COVID-19 pandemic. We had previously planned to conduct the first interim analysis of the URIROX-2 study after 130 subjects had been treated for at least six months and had estimated the timing of this analysis to be in the second or third quarter of 2022. In July 2021, given the adverse impact of the COVID-19 global pandemic on the rate of patient enrollment in this global study, and considering as well that enrollment in this study began in 2019, we modified our plans and now expect to conduct the first interim analysis, which will include all subjects who were enrolled in the trial as of the end of November 2021, during the first quarter of 2022. We estimate that this revised interim analysis would include UOx data during weeks 1-4 for approximately 80 patients but would not include sufficient data to evaluate UOx levels during weeks 16-24 or the blinded rate of kidney stone events, as previously planned. We have submitted our revised plan for the first interim analysis to the FDA as part of our planned update to the URIROX-2 statistical analysis plan and adaptive design charter. The revised interim analysis, which will be conducted by an independent data monitoring committee, will assess whether the study continues to be adequately powered to evaluate efficacy against the primary endpoint, the change in UOx levels during weeks 1-4 versus baseline, with the planned enrollment of 200 subjects, or whether the study size should be increased. As previously planned, the interim analysis will also include an assessment of futility with respect to the primary endpoint. We do not anticipate any changes to the planned second interim analysis, which will also include an assessment of the secondary endpoint of change in UOx levels during weeks 16-24 and of unblinded kidney stone events. The second interim analysis is expected to be conducted once 200 subjects have reached six months of treatment and is designed to enable a potential filing for accelerated approval for reloxaliase.

In addition to our Phase 3 program of reloxaliase for enteric hyperoxaluria, we also evaluated reloxaliase in Study 206, a Phase 2 basket trial in adults and adolescents with primary hyperoxaluria or enteric hyperoxaluria with advanced CKD and elevated plasma oxalate levels (hyperoxalemia), which we initiated in March 2018. The data from this study has been published in Nephrology Dialysis Transplantation (Pfau 2021). Based on the substantial reductions from baseline to Weeks 4- 12 in both UOx and plasma oxalate, or POx, observed in subjects with enteric hyperoxaluria and advanced CKD, we obtained feedback from the FDA on potential expedited approval pathways for reloxaliase in this patient population. The FDA recognized that the high oxalate burden in these patients represents a serious, life-threatening condition, which is a requirement for considering an expedited approval pathway. However, the FDA advised us that reloxaliase would not currently qualify for breakthrough designation in this patient population based on the lack of placebo-controlled data from open-label Study 206. In this setting, and given our current financial resources, we remain focused on executing URIROX-2 and plan to evaluate potential clinical development of reloxaliase in patients with enteric hyperoxaluria and advanced CKD in the future.

In addition, we have designed our second product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for patients with hyperuricemia and gout in the setting of advanced CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. We have conducted two preclinical proof-of-concept studies that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We filed an IND for ALLN-346 with the FDA in December 2019. We have conducted both single ascending dose and multiple ascending dose studies of ALLN-346 in healthy volunteers. In both studies, ALLN-346 was well tolerated, and there were no safety signals observed. During the second half of 2021 we initiated our Phase 2a program for ALLN-346, consisting of a 7-day inpatient study in patients with hyperuricemia and a 14-day outpatient study in patients with hyperuricemia and gout. We recently received notice from the FDA that ALLN-346 has received fast track designation, which is granted to drug candidates that address a serious or life-threatening condition and demonstrate the potential to address an unmet medical need. The fast track process is designed to facilitate the development and expedite the review of drug candidates that meet these criteria.

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

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under the Cowen ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million. On March 29, 2021, we terminated the Cowen ATM Agreement and entered into the B. Riley ATM Agreement. During the second quarter of 2021, we issued and sold 1,650,988 shares of our common stock under the B. Riley ATM Agreement, at a weighted average price of $1.25 per share for net proceeds of $1.8 million. During the fourth quarter of 2021, through the filing date of this Quarterly Report, we issued and sold 2,430,350 shares of our common stock under the B. Riley ATM Agreement at a weighted average price of $1.02 per share for net proceeds of $2.4 million.

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

Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, manufacturing our product candidates and conducting preclinical studies and clinical trials of reloxaliase and ALLN-346. We do not have any products approved for sale and have not generated any revenue to date. As of September 30, 2021, we had cash and cash equivalents totaling $40.4 million.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $12.7 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and $38.3 million and $22.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $236.1 million. We anticipate that our expenses will increase significantly as we:

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

NASDAQ Delisting Notification

On August 25, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business day period between July 14, 2021 through August 24, 2021, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of the Company’s common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until February 21, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Global Select Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period.

If it appears to the Staff that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reloxaliase external costs	$2,988	$2,021	$11,851	$4,717
ALLN-346 external costs	2,600	737	5,501	1,435
Employee compensation and benefits	2,650	1,765	7,361	6,122
Other	786	429	2,253	1,132
Total research and development expenses	$9,024	$4,952	$26,966	$13,406

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $103.7 million of external research and development costs for reloxaliase and $16.0 million of external research and development costs for ALLN-346. We expect that our research and development costs will continue to increase for the foreseeable future as we advance the URIROX-2 trial for reloxaliase, conduct the Phase 2a program and initiate additional clinical trials for ALLN-346 and scale our manufacturing processes of reloxaliase and ALLN-346.

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

Interest Expense, Net

Interest expense, net primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facility and amortized debt discount related to debt issuance costs.

Other Expense, Net

Other expense, net, consists of a success fee paid to PWB at the time the conditions required to trigger the success fee as defined in the PWB Loan Agreement were met in June 2020 and gain (loss) on foreign currency transactions.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report filed on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies other than as follows.

Warrants

We account for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statement of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, we assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Warrants and Pre-funded Warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Warrants and Pre-funded Warrants were treated as equity at the time of issuance.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$9,024	$4,952	$4,072
General and administrative	3,407	2,966	441
Total operating expenses	12,431	7,918	4,513
Loss from operations	(12,431)	(7,918)	(4,513)
Other expense:
Interest expense, net	(250)	(104)	(146)
Other expense, net	(11)	(4)	(7)
Other expense, net	(261)	(108)	(153)
Net loss	$(12,692)	$(8,026)	$(4,666)

Research and Development Expense

Research and development expense increased by $4.1 million from $5.0 million for the three months ended September 30, 2020 to $9.0 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Dollar
	2021	2020	Change
Clinical development external costs	$4,007	$2,104	$1,903
Manufacturing external costs	1,453	399	1,054
Employee compensation and benefits	2,650	1,766	884
Other	914	683	231
Total research and development expenses	$9,024	$4,952	$4,072

The $4.1 million increase in research and development expense was primarily attributable to the following:

•
Our clinical development external costs increased by $1.9 million from $2.1 million for the three months ended September 30, 2020 to $4.0 million for the three months ended September 30, 2021:
o
Our URIROX-2 costs increased $0.4 million from $1.7 million for the three months ended September 30, 2020 to $2.1 million for the three months ended September 30, 2021. During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase. During the three months ended September 30, 2020, we began expanding URIROX-2 to additional geographies and clinical trial sites; and
o
Our ALLN-346 costs increased $1.4 million from $0.3 million for the three months ended September 30, 2020 to $1.7 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, we initiated dosing in two Phase 2a studies. We incurred $1.4 million of costs for the Phase 2a program during the three months ended September 30, 2021, for which there were no comparable costs during the three months ended September 30, 2020. In April 2021, we initiated a Phase 1b multiple ascending dose trial in healthy volunteers and announced initial data from this study in July 2021.
•
Our manufacturing external costs increased by $1.1 million from $0.4 million for the three months ended September 30, 2020 to $1.5 million for the three months ended September 30, 2021:
o
Our reloxaliase costs increased $0.3 million from $0.2 million for the three months ended September 30, 2020 to $0.5 million for the three months ended September 30, 2021, primarily due to increased costs for consumables and raw materials; and
o
Our ALLN-346 costs increased $0.5 million from $0.1 million for the three months ended September 30, 2020 to $0.6 million for the three months ended September 30, 2021, primarily due to increased formulation and development costs.
•
Our employee compensation and benefits costs increased $0.9 million from $1.8 million for the three months ended September 30, 2020 to $2.7 million for the three months ended September 30, 2021, primarily due to an increase in research and development headcount from 22 employees at September 30, 2020 to 35 employees at September 30, 2021.

General and Administrative Expenses

General and administrative expense increased $0.4 million from $3.0 million for the three months ended September 30, 2020 to $3.4 million for the three months ended September 30, 2021. The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Dollar
	2021	2020	Change
Employee compensation and benefits	$1,814	$1,698	$116
Consulting and professional services	869	695	174
Market research and commercialization planning	—	35	(35)
Other	724	538	186
Total general and administrative expenses	$3,407	$2,966	$441

General and administrative expense included the following:

•
Our employee compensation and benefits costs were $1.8 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively;
•
Our consulting and professional services costs increased $0.2 million for the three months ended September 30, 2021. The increase is primarily due to a $0.1 million increase in consulting costs and $0.1 million of website design costs for the three months ended September 30, 2021; and
•
Our other costs increased $0.2 million for the three months ended September 30, 2021, primarily due to an increase in insurance costs.

Interest Expense, net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and interest expense incurred on our outstanding debt. Net interest expense increased $0.1 million for the three months ended September 30, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement. In September 2020, we terminated the PWB Agreement, under which we were paying an annualized interest rate of 5.0% and entered into the Pontifax Agreement, under which we are paying an annualized interest rate of 9.0% on outstanding borrowings. In addition, we were paying Pontifax an annualized fee of 1.0% for the $5.0 million that was available under the Credit Line of the Pontifax Agreement. The availability to withdraw amounts available under the Credit Line expired unused on September 29, 2021.

Other Expense, net

Other (expense), net consists of gain (loss) on foreign currency transactions.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$26,966	$13,406	$13,560
General and administrative	10,562	8,595	1,967
Total operating expenses	37,528	22,001	15,527
Loss from operations	(37,528)	(22,001)	(15,527)
Other expense:
Interest expense, net	(738)	(261)	(477)
Other expense, net	(34)	(325)	291
Other income (expense), net	(772)	(586)	(186)
Net loss	$(38,300)	$(22,587)	$(15,713)

Research and Development Expenses

Research and development expense increased by $13.6 million from $13.4 million for the nine months ended September 30, 2020 to $27.0 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
Clinical development external costs	$12,614	$4,288	$8,326
Manufacturing external costs	4,443	1,528	2,915
Employee compensation and benefits	7,361	6,122	1,239
Other	2,548	1,468	1,080
Total research and development expenses	$26,966	$13,406	$13,560

The $13.6 million increase in research and development expense was primarily attributable to the following:

•
Our clinical development external costs increased by $8.3 million from $4.3 million for the nine months ended September 30, 2020 to $12.6 million for the nine months ended September 30, 2021:
o
Our URIROX-2 costs increased $5.6 million from $3.0 million for the nine months ended September 30, 2020 to $8.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase. We began expanding URIROX-2 to additional geographies and clinical trial sites using a portion of the $13.7 million of net proceeds received from a registered direct offering completed in June 2020 and the $6.7 million of net proceeds received from a public offering completed in July 2020. We continued to expand URIROX-2 to additional geographies and clinical trial sites and enrolling subjects during the nine months ended September 30, 2021; and
o
Our ALLN-346 costs increased $2.9 million from $0.3 million for the nine months ended September 30, 2020 to $3.2 million for the nine months ended September 30, 2021.
▪
During the nine months ended September 30, 2021, we initiated dosing in two Phase 2a studies. We incurred $2.1 million of costs for the Phase 2a program during the nine months ended September 30, 2021, for which there were no comparable costs during the nine months ended September 30, 2020.
▪
We incurred costs for our Phase 1 program of $1.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, as follows:
▪
In April 2021, we initiated a Phase 1b multiple ascending dose trial in healthy volunteers and announced initial data from this study in July 2021. We incurred $0.9 million of clinical costs for this trial during the nine months ended September 30, 2021, for which there were no comparable costs during the nine months ended September 30, 2020; and
▪
We incurred $0.2 million and $0.3 million of costs during the nine months ended September 30, 2021 and 2020, respectively, for our Phase 1a single ascending dose trial in healthy volunteers, which we completed in the fourth quarter of 2020.
•
Our manufacturing external costs increased by $2.9 million from $1.5 million for the nine months ended September 30, 2020 to $4.4 million for the nine months ended September 30, 2021.
o
Formulation and development related costs for reloxaliase increased $1.7 million from $0.7 million for the nine months ended September 30, 2020 to $2.4 million for the nine months ended September 30, 2021; and
o
Formulation and development related costs for ALLN-346 increased $0.7 million from $0.6 million for the nine months ended September 30, 2020 to $1.3 million for the nine months ended September 30, 2021.
•
Our employee compensation and benefits costs increased by $1.2 million from $6.1 million for the nine months ended September 30, 2020 to $7.4 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in headcount from 22 employees at September 30, 2020 to 35 employees at September 30, 2021, partially offset by a decrease in stock-based compensation costs.

We expect that our research and development expenses will increase in future periods as we continue our clinical development of reloxaliase, scale our manufacturing processes for reloxaliase and advance development of ALLN-346.

General and Administrative Expenses

General and administrative expense increased by $2.0 million from $8.6 million for the nine months ended September 30, 2020 to $10.6 million for the nine months ended September 30, 2021. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
Employee compensation and benefits	$5,396	$5,012	$384
Consulting and professional services	2,738	1,930	808
Market research and commercialization planning	133	35	98
Other	2,295	1,618	677
Total general and administrative expenses	$10,562	$8,595	$1,967

The increase in general and administrative expense was primarily attributable to the following:

•
Our employee compensation and benefits costs increased by $0.4 million from $5.0 million for the nine months ended September 30, 2020 to $5.4 million for the nine months ended September 30, 2021, primarily due to an increase in the number of employees;
•
Our consulting and professional services costs increased by $0.8 million from $1.9 million for the nine months ended September 30, 2020 to $2.7 million for the nine months ended September 30, 2021. The increase was primarily due to a $0.4 million increase in consulting costs and $0.3 million of recruiting costs for the nine months ended September 30, 2021, for which there were no comparable costs for the nine months ended September 30, 2020; and
•
Our other costs increased by $0.7 million from $1.6 million for the nine months ended September 30, 2020 to $2.3 million for the nine months ended September 30, 2021, primarily due to an increase in insurance costs.

Interest Expense, net

Interest expense, net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense increased $0.5 million for the nine months ended September 30, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement.

Other Expense, net

Other expense, net consists gain (loss) on foreign currency transactions. Included in other expense, net for nine months ended September 30, 2020 was a success fee of $0.3 million paid to PWB.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million and $1.8 million from the sale of our common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively, and net proceeds of $25.4 million from the registered direct offering completed in July 2021. Our total cash and cash equivalents were $40.4 million as of September 30, 2021.

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

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020. A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also had an additional $5.0 million credit line (“Credit Line”) that was available to us for withdrawal until September 29, 2021. We did not withdraw any amounts available through the Credit Line prior to the expiration of the availability period. We paid a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line during the period amounts were available for withdrawal. A third installment loan ("Third Installment Loan”) of an additional $10.0 million was conditioned upon achievement of one of the following milestones by no later than December 29, 2021: (i) we receive non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to us for withdrawal until December 29, 2021 when we satisfied the milestone of at least $15 million of gross proceeds from equity financings. Upon withdrawal of the Third Installment Loan, if withdrawn, we shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operations	$(32,875)	$(20,329)
Net cash used in investing activities	(642)	—
Net cash provided by financing activities	38,896	20,458
Net increase in cash and cash equivalents	$5,379	$129

Net Cash Used in Operating Activities

The net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $32.9 million for the nine months ended September 30, 2021 compared to $20.3 million for the nine months ended September 30, 2020. The increase in cash used in operating activities of $12.5 million was attributable to:

•
an increase in net loss of $15.7 million;
•
a decrease in non-cash items of $0.2 million; partially offset by
•
an increase of $3.4 million due to changes in the components of net working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2021 consisted of purchases of property and equipment. We did not have any cash flow activity relating to investment activities during the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $38.9 million for the nine months ended September 30, 2021 compared to $20.5 million for the nine months ended September 30, 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net proceeds of $11.7 million and $1.8 from the sale of common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, and $25.4 million of net proceeds from the issuance and sale of 17,416,096 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of our common stock in lieu of shares of common stock and warrants to purchase up to 10,678,872 shares of our common stock completed on July 16, 2021 through a registered direct offering, respectively. The net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of $13.7 million of net proceeds from the issuance and sale of 7,317,074 shares of our common stock completed on June 5, 2020 through a registered direct offering and $6.7 million of net proceeds from the issuance of 5,894,191 shares of our common stock completed on July 30, 2020 through a public underwritten offering.

Funding Requirements

If we are able to fund our operations, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development, initiate later stage clinical trials and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Going Concern

As of September 30, 2021, we had cash and cash equivalents totaling $40.4 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We do believe that our cash and cash equivalents at September 30, 2021 will enable us to fund our operating expenses and capital requirements into the second quarter of 2022. We will require additional capital to sustain our operations, including our reloxaliase and ALLN-346 development programs, beyond that time. We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise capital when needed or on attractive terms, we may decide to delay, reduce or eliminate our research and development programs or future commercialization efforts and our ability to continue operations will be jeopardized. These factors raise substantial doubt about our ability to continue as a going concern. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Except for the Third Installment Loan under the Pontifax Agreement, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

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

•

The third parties upon whom we rely for the supply of the drug product and drug substance used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of September 30, 2021, we had cash and cash equivalents totaling $40.4 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We do believe that our cash and cash equivalents at September 30, 2021 will enable us to fund our operating expenses and capital requirements into the second quarter of 2022. We will require additional capital to sustain our operations, including our reloxaliase and ALLN-346 development programs, beyond that time. We are exploring opportunities to secure additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations. We may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

* We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, reloxaliase. As of September 30, 2021, we had working capital of $34.3 million and capital resources consisting of cash and cash equivalents of $40.4 million. Based on our current operating plans, we will continue to expend substantial resources for the foreseeable future as we continue clinical development of reloxaliase, seek regulatory approval and prepare for the potential commercialization of reloxaliase, conduct post-marketing studies of reloxaliase that could be required by regulatory authorities, and develop ALLN-346 and any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of reloxaliase and any future product candidates. In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We do believe that our cash and cash equivalents at September 30, 2021 will enable us to fund our operating expenses and capital requirements into the second quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of September 30, 2021, we had $10.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments. Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with eight equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $12.7 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and $38.3 million and $22.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $236.1 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have funded our operations from inception through September 30, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million and $1.8 million from the sale of our common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively, and net proceeds of $25.4 million from the registered direct offering completed in July 2021. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, if any, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in our stock price. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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

The primary efficacy endpoint in our pivotal Phase 3 program is percent change from baseline in 24-hour urinary oxalate, which is a biochemical measurement of the daily amount of oxalate handling by the kidney and therefore its reduction would indicate lessening of potential kidney damage by oxalate. However, based on published scientific literature and data generated in our own clinical trials, daily urinary oxalate excretion is a biomarker that demonstrates significant variability between patients and day-to-day for the same patient. This variability in 24 hour urinary oxalate excretion, especially in enteric hyperoxaluria patients, can be attributed to changes in diet, metabolic activity, hydration status or other factors. It can also be attributed to the manner in which these measurements are taken. In our completed Phase 2 clinical trials, we relied heavily on the efforts and contributions of investigative clinical sites and study patients to comply with accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Following our completed Phase 2 clinical trials, we conducted a post-hoc review of these collection procedures. Although we are not aware of any case where the data reported in our prior clinical trials were inaccurate, due to the variability inherent in these data collection techniques, we cannot provide assurance that in all cases the data reported in our clinical trials accurately reflect the actual biochemical responses experienced by patients in these trials. We believe that capturing multiple measurements of 24 hour urinary oxalate excretion over the course of a clinical trial mitigates the risks of inherent variability, dietary change and sample handling associated with the testing of each individual 24 hour urine specimen, but no assurance can be given that any such variability will be fully addressed by this approach.

In addition, due to this variability in 24 hour urinary oxalate excretion, we may observe reductions in 24 hour urinary oxalate excretion in the placebo arms of our placebo-controlled trials. For example, although our URIROX-1 clinical trial met its primary endpoint with a -14.3% least square mean treatment difference relative to placebo, we did observe a higher reduction in urinary oxalate in the placebo group than we observed in our Phase 2 study, Study 713. As noted above, factors like diet and metabolic activity can play a role in urinary oxalate excretion, and these factors and others could partially explain the level of reduction observed in the URIROX-1 trial, which involved eight 24-hour urine collections over the course of the 28 days of the trial. Based on our review of the scientific literature, we expect that dietary restrictions and lifestyle changes would be difficult to maintain over real-world periods of time longer than a four-week study such as URIROX-1, and that it is unlikely that the level of urinary oxalate reduction observed in the placebo arm of the URIROX-1 trial would ultimately have a clinically meaningful benefit to patients. However, if such observations are observed in URIROX-2 or future clinical trials that we conduct, it may have an adverse impact on the clinical benefit our trials demonstrate relative to placebo, which in turn could have an adverse impact on our ability to obtain regulatory approval for reloxaliase, on an accelerated approval basis or otherwise.

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

In February 2020, we announced that we reached an agreement in principle with the FDA on a streamlined design for URIROX-2. The FDA advised us then that, while it agreed in principle with the planned revisions to URIROX-2, certain details, to be specified in the protocol amendment and associated study documents for the revised trial design, remained subject to further clarification and confirmation. In March 2020, we submitted the protocol amendment for the streamlined design for URIROX-2 along with the Adaptive Design Charter. The revised trial design became effective following the FDA’s 30-day review period and has been implemented in URIROX-2. Subsequently, in reaction to COVID, we submitted another protocol amendment in May 2020 to address COVID-related issues and further facilitate the conduct of the study. We have submitted another protocol amendment in order to accelerate the timing of the first of two planned interim analyses for the URIROX-2 trial. It is possible that additional modifications to URIROX-2 may be required, which could be material. Any unexpected requests from the FDA could delay the completion of the trial, result in additional costs and potentially jeopardize our ability to develop reloxaliase.

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

As part of the URIROX-2 adaptive design, we had previously planned to conduct the first interim analysis after 130 subjects had been treated for at least six months. Given the adverse impact of the COVID-19 global pandemic on the rate of patient enrollment in this global study, and considering as well that enrollment in the study began in early 2019, we now plan to conduct the first interim analysis, which will include all subjects who were enrolled in the trial as of the end of November 2021, during the first quarter of 2022. Based upon the number of subjects enrolled to date, the number of subjects currently in screening, and management’s estimate of expected enrollment through November, we currently estimate that this revised interim analysis would include UOx data during weeks 1-4 for approximately 80 patients but would not include sufficient data to evaluate UOx levels during weeks 16-24 or the blinded rate of kidney stone events, as previously planned. We have submitted a revised plan for the first interim analysis to the FDA as part of a planned update to the URIROX-2 statistical analysis plan and adaptive design charter, but the FDA may not agree with this proposal. The revised interim analysis, which will be conducted by an independent data monitoring committee, will assess whether the study continues to be adequately powered to evaluate efficacy against the primary endpoint, the change in UOx levels during weeks 1-4 versus baseline, with the planned enrollment of 200 subjects, or whether the study size should be increased. As a result of conducting an earlier interim analysis with a smaller sample size than previously planned, we anticipate that the ultimate size of the study may be larger than would have otherwise been required. Any adjustment in study size would be designed to ensure that the statistical power of the study remains sufficiently robust. As previously planned, the interim analysis will also include an assessment of futility with respect to the primary endpoint. We do not anticipate any changes to the planned second interim analysis, which will also include an assessment of the secondary endpoint of change in UOx levels during weeks 16-24 and of unblinded kidney stone events. The second interim analysis is expected to be conducted once 200 subjects have reached six months of treatment and is designed to enable a potential filing for accelerated approval for reloxaliase.

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

We expect that our data package for accelerated approval would include a conditional power estimate based on the effect of reloxaliase on reducing kidney stone disease progression as assessed with interim data from the URIROX-2 trial, the effects of reloxaliase on reduction of UOx in the URIROX-1 and URIROX-2 trials, and further support for the model relating UOx levels to kidney stone disease progression, including but not limited to available data obtained in the URIROX-2 trial. We expect we will continue to work with scientific experts to identify additional third-party datasets to further substantiate the relationship between urinary oxalate levels and the risk of kidney stones and kidney dysfunction. The FDA has advised us that we have not yet provided sufficient data regarding UOx excretion necessary to support its use as a surrogate endpoint for these clinical trials and questioned whether changes in UOx of the magnitude expected would be reasonably likely to predict clinical benefit. We have provided the FDA with the details of analyses we conducted using available data collected from a third-party clinical database and data from our URIROX-1 trial, in order to demonstrate an increased probability of kidney stone events in patients with enteric hyperoxaluria and increasing UOx levels. The FDA has advised us that it remains concerned about the strength of this relationship, based in part on the limited clinical data currently available and whether other factors may play a role in the production of kidney stones. The data we generate from the URIROX-1 and URIROX-2 trials, together with additional data we identify from third-party datasets, may not be sufficient to satisfy the FDA that we have generated a model that supports a relationship between UOx levels and stone formation rates as necessary to use the accelerated approval regulatory pathway for reloxaliase. If we are unable to reach consensus with the FDA on the magnitude of UOx reduction significant enough to predict clinical benefit, we may be required to demonstrate effectiveness by showing an effect on stone formation directly, or conduct one or more additional clinical trials to demonstrate this effect, prior to the submission of a BLA for reloxaliase.

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

* We depend heavily on the success of our most advanced program, reloxaliase, and, to a lesser extent, that of ALLN-346, which is in Phase 2a clinical development. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize reloxaliase, ALLN-346, or any other product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA or NDA to the FDA or an MAA to the EMA. Not all BLAs, NDAs or MAAs that are submitted to a regulatory agency are approved for commercialization. Reloxaliase is an oral biologic product candidate, which is a less common formulation in the biotech industry. Accordingly, there are few oral biologic therapeutics that have achieved regulatory approval. Furthermore, even if we do receive regulatory approval to market our most advanced program or any other product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize reloxaliase, ALLN-346, or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize reloxaliase, ALLN-346, or any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

* Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

If we are required to conduct additional clinical trials or other studies with respect to reloxaliase or any future product candidates we may develop beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of reloxaliase, ALLN-346, or any future product candidates we may develop, we may obtain approval of indications that are not as broad as intended or we may not be able to obtain regulatory approval at all. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for reloxaliase, ALLN-346, or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things pandemics. For example, our clinical trial sites may be located in regions currently being afflicted by the COVID-19 pandemic. Some factors from the COVID-19 pandemic that we believe may adversely affect enrollment in our trials include:

•

the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

* Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although the incidences of adverse events that were considered related to study drug in our Phase 2 trials and URIROX-1 were low and no drug-related serious or severe adverse events were observed, it is possible that our URIROX-2 trial or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed reloxaliase to be absorbed into the bloodstream in our clinical trials to date, it is possible absorption could occur in our URIROX trials, particularly with a target population of patients with enteric hyperoxaluria, who are predisposed to chronic hyperabsorption. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions, the generation of formate and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated, and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of reloxaliase, ALLN-346 or any future product candidate we may develop for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

* Manufacture and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, particularly for oral biologics, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after a product has been manufactured and distributed.

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

If any of these risks materialize, it would have a material and adverse impact on our ability to develop, obtain regulatory approval for and market reloxaliase or ALLN-346, if approved.

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

We focus our research and product development on treatments for enteric hyperoxaluria and hyperuricemia. The precise incidence and prevalence for these diseases are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, we estimate there are approximately 200,000 to 250,000 patients in the United States with enteric hyperoxaluria and kidney stones. In addition, an estimated 375,000 patients in the United States have refractory gout and CKD, the target population for our ALLN-346 product candidate. These estimates have been derived from a variety of sources, including the scientific literature and market research projects with third-party consultants, and may prove to be incorrect. Further, new studies and future developments in patient care or treatment paradigms may change the estimated incidence or prevalence of this disorder. The number of patients may turn out to be lower than expected. The potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for one or more of our product candidates, because certain of our potential target populations are small, including our target populations for which reloxaliase has received orphan drug designation, we may never achieve profitability despite obtaining such significant market share.

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

* We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do, and reducing or eliminating our commercial opportunity.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical companies, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of reloxaliase, ALLN-346 and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement.

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

There are already three classes of drugs approved to treat hyperuricemia and gout including established classes of xanthine oxidase inhibitors and uricosuric agents and more-recently available injectable recombinant uricases. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. Despite the significant limitations of these drugs, newer entrants such as KRYSTEXXA, a recombinant uricase sold by Horizon Therapeutics, have been competitive. In addition to Horizon, a number of other competitors have drug candidates in clinical trials, including Selecta Biosciences Inc., which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this product candidate. In addition, there are several additional candidates in various stages of development for gout patients.

Several of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render reloxaliase, ALLN-346, or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing them. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. Our competitors could develop and the FDA could approve a generic or biosimilar version of oxalate decarboxylase or uricase, the active enzyme in reloxaliase and ALLN-346, respectively. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of reloxaliase, ALLN-346, or any future product candidates we may develop, if approved, will be adversely affected.

* We currently have no sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing our product candidates.

At present, we have no sales or marketing employees and we rely on part-time consultants. We cannot guarantee that we will be successful in marketing reloxaliase for enteric hyperoxaluria or ALLN-346 for hyperuricemia in the United States, if approved. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize reloxaliase or ALLN-346 in the United States without strategic partners or licensees include:

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

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing reloxaliase or ALLN-346, which could harm our business, operating results and financial condition. Expansion of our business into the EU and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing reloxaliase or ALLN-346, if approved, in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize reloxaliase or ALLN-346 in foreign markets include:

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize reloxaliase or ALLN-346 and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

Even with the potential assistance of third-party collaborators, we may not be successful in establishing a commercial operation in foreign markets for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in foreign markets will have a negative outcome on our ability to commercialize reloxaliase or ALLN-346 and generate revenue.

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of, and the resources required for successful commercialization of reloxaliase or ALLN-346 internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

Risks Related to Business Development

We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we are able to secure adequate financing, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources and attention. Any inability to manage growth could delay the execution of our business plans or disrupt our operations, which could affect our ability to generate revenue.

* The longer term growth of our business depends on our ability to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

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

There are a number of FDA requirements that we must satisfy before we can commence a clinical trial in the United States. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue efforts to develop and commercialize reloxaliase for the treatment of enteric hyperoxaluria and other indications or ALLN-346 for hyperuricemia and CKD, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, those product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other comparable foreign regulators. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

As of November 5, 2021, we had 47 full-time, part-time, or short-term employees. Our focus on the development of reloxaliase and ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized reloxaliase, or ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

In addition, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize reloxaliase, ALLN-346 and any other product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

Risks Related to Our Dependence on Third Parties

* The third parties upon whom we rely for the supply of the drug product and drug substance used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

We do not currently operate manufacturing facilities for clinical or commercial production of any product candidates. We have limited personnel experienced in drug manufacturing and formulation, and we lack the resources and the capabilities to manufacture reloxaliase or ALLN-346 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug product candidates for clinical trials or products for commercial purposes in the foreseeable future. The drug product and drug substance used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, to supply the drug required for our planned clinical trials, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug product or drug substance in the event any of our current suppliers of such drug product and drug substance cease their operations for any reason.

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

We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the applicable regulatory authorities. We have not secured commercial supply agreements with any contract manufacturers for reloxaliase or ALLN-346 and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all or that we will be able to manufacture our product candidates at commercial scale at the cost we expect. Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Risks Related to Third Party Agreements

* An element of our strategy is to enter into licensing or collaboration agreements with respect to reloxaliase, ALLN-346 and future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing reloxaliase, ALLN-346 and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of any of our future program collaborators.

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

* We have relied, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of reloxaliase, ALLN-346 or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct all of our clinical trials independently. We have relied and will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for reloxaliase, ALLN-346 and other product candidates, and we control only some aspects of their activities. For example, in both our completed Phase 2 and Phase 3 clinical trials and ongoing Phase 3 clinical trial of reloxaliase we relied and are relying heavily on the efforts and contributions of investigative clinical sites and study patients to comply with a strict treatment regimen (e.g. three capsules per day with meals) and accurate timing of 24 hour urine collection, with the complete collection of all of the patient’s urine during a given 24 hour period and with the proper handling of collected urine specimens, including storage, documentation, sample handling and shipping to the testing laboratory. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

* Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture reloxaliase and ALLN-346 and conduct other aspects of our clinical development activities, we must, at times, share trade secrets and other confidential information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or other confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

On August 25, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business day period between July 14, 2021 through August 24, 2021, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of the Company’s common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until February 21, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Global Select Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period.

If it appears to the Staff that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share. Since our common stock began trading on The Nasdaq Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.53 per share and as high as $17.56 per share through November 5, 2021. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not emerge or be sustained, particularly if our stock were to be delisted from Nasdaq.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 5, 2021, we had 82,571,078 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 7,188,457 shares subject to outstanding options and 372,166 outstanding restricted stock units under our stock option plans as of September 30, 2021, the 1,183,856 shares reserved for future issuance under our stock option plans, the 332,704 shares reserved for future issuance under our employee stock purchase plan and the 10,687,912 shares subject to outstanding warrants, including the 10,678,872 warrants issued with the registered direct offering completed in July 2021, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

As of November 5, 2021, our executive officers, directors and principal stockholders collectively controlled approximately 15.2% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2021, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 12, 2021).

3.2**	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on November 6, 2017.

4.1**	Form of Indenture for Senior Debt Securities and the Related Form of Senior Debt Security (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 filed on May 6, 2021).

4.2**	Form of Indenture for Subordinated Debt Securities and the Related Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 filed on May 6, 2021).

4.3**	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2021).

4.4**	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on July 16, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.

104	Cover page Interactive Data File (embedded within Inline XBRL document)

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