Form 10-K
period 2021-12-31
Allena Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38268

Allena Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2729920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Newton Executive Park, Suite 202 Newton, MA	02462
(Address of principal executive offices)	(Zip Code)

(617) 467-4577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALNA	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $76,417,879.

As of March 25, 2022 there were 89,774,309 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing and our ability to continue as a going concern;
•
our ability to fund our operating expenses and capital requirements beyond the next several weeks;
•
our ability to consummate a strategic or financing transaction, including a possible partnership for ALLN-346;
•
in the event we are unable to obtain sufficient funds to continue our operations, our ability to obtain an in-court or out-of-court restructuring of our liabilities;
•
our ability to enroll a sufficient number of patients (including as a result of any delays arising from the global outbreak of the coronavirus, or the COVID-19 coronavirus) and the ability of subjects in our clinical trials to adhere to the protocol, including capsule and dietary regimen and urinary collection requirements;
•
the therapeutic benefits, effectiveness and safety of ALLN-346 and our future product candidates;
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
•
our estimates of the size and characteristics of the markets that may be addressed by ALLN-346;
•
the market acceptance of ALLN-346 or any future product candidates that are approved for marketing in the United States or other countries;
•
our ability to successfully commercialize ALLN-346 and any future product candidates with a targeted sales force;
•
the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
•
the impact of natural disasters, global pandemics (including the recent outbreak of a novel strain of the COVID-19 coronavirus), labor disputes, political unrest in the U.S. and abroad, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities;
•
our ability to utilize our proprietary technological approach to develop and commercialize ALLN-346 and future product candidates;
•
potential collaborators to license and commercialize ALLN-346 and any future product candidates, if approved, or any products for which we receive regulatory approval in the future outside of the United States;

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

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that stimulate inflammation, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the gastrointestinal tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the systemic disease burden including on the kidney over time.

Our product candidate, ALLN-346, is an orally administered, novel, urate degrading enzyme for patients with hyperuricemia and gout in the setting of advanced CKD, for which we have Fast Track designation from the U.S. Food and Drug Administration (FDA). We have conducted a Phase 1 program, including both a single-ascending dose and multiple-ascending dose study in healthy volunteers. In both studies, ALLN-346 was well tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. We are currently conducting two Phase 2a studies. Study 201 is a 7-day inpatient study in patients with hyperuricemia, for which we reported initial data in January 2022. Study 202 is a 14-day outpatient study in patients with hyperuricemia, gout and varying degrees of renal insufficiency, for which we expect to report initial data in Q2 2022.

We previously had been developing reloxaliase, a first-in-class, oral enzyme therapeutic for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. However, in March 2022 we terminated this program following the first of two planned Sample Size Reestimations (SSR1) of the Phase 3 URIROX-2 Trial, which was conducted by an independent data safety monitoring board (DSMB) statistician. SSR1 was designed to assess the effect of reloxaliase vs. placebo on the reduction of urinary oxalate (UOx) levels over the first 28 days of the trial, the primary endpoint to support a potential accelerated approval filing. The trial had been initially sized at 200 subjects, which would provide more than 90% power for the primary UOx endpoint based on an assumption of a 15% greater effect size of reloxaliase over placebo. The DSMB was provided with data for the first 78 subjects enrolled in the trial. Based on the results of its unblinded analysis, the DSMB recommended that the trial size be increased from the initial 200 subjects to the maximum allowed number of 400 subjects under the pre-specified rules. However, even with this maximum recommended sample size increase, the power to detect an effect of reloxaliase vs. placebo would still be less than 80% based on the available data. Based upon this recommendation, we believe that the separation between the reloxaliase and placebo groups for the UOx primary endpoint is lower than expected, and therefore that the likelihood of success for the long term endpoint of reduction in kidney stone disease progression is also lower than expected. As such, we have decided to terminate the URIROX-2 study and have initiated the process of closing the study with the CRO, investigative sites, patients, and business partners. No further clinical studies of reloxaliase are planned at this time.

The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and developed ALLN-346, which is a novel, oral enzyme therapeutic for the treatment hyperuricemia. Our proprietary and scalable manufacturing capabilities have enabled us to produce sufficient quantities of ALLN-346 to support our clinical development program.

Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia is the major predisposing condition for gout, a disease that most commonly manifests with acute flares of arthritis, and can also lead to chronic arthritis, joint damage and palpable deposits of urate crystals in the skin. Hyperuricemia can also lead to increased uric acid excretion in the urine and subsequently to kidney stone formation and kidney damage, also known as urate nephropathy. In addition, hyperuricemia has been linked to hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance, obesity and cardiovascular disease.

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

We are currently conducting two Phase 2a studies of ALLN-346: Study 201, a one-week inpatient study being conducted at a clinical pharmacology unit (CPU), and Study 202, a two-week outpatient study being conducted at approximately 20 sites across the U.S. During the first quarter of 2021, we reported initial results from Study 201, which we believe established proof of pharmacology. Subject to securing adequate financing, we expect to report further data from Study 201 and initial data from Study 202 during the second quarter of 2022. In all clinical trials conducted to date ALLN-346 has been well-tolerated with no clinically significant safety signals.

Strategy

Our goal is to advance the development of ALLN-346, an orally administered, novel urate degrading enzyme that has been optimized for stability in the intestinal tract. This proprietary enzyme was designed by our scientists to degrade urate in the intestinal tract and thereby reduce the urate burden on the kidney and lower the risk of urate-related complications. ALLN-346 is targeted to lower serum uric acid in patients with CKD, who have decreased kidney function and diminished capacity for urinary excretion of uric acid. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality.

We have conducted two preclinical proof-of-concept studies in mice and pigs that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. We received clearance of the IND for ALLN-346 from the FDA in the first quarter of 2020 and completed a Phase 1 program with favorable results during 2020. We are currently conducting two Phase 2a studies of ALLN-346: Study 201, a one-week inpatient study being conducted at a clinical pharmacology unit (CPU), and Study 202, a two-week outpatient study being conducted at approximately 20 sites across the U.S. During the first quarter of 2021, we reported initial results from Study 201, which we believe established proof of pharmacology. Subject to securing adequate financing, we expect to report further data from Study 201 and initial data from Study 202 during the second quarter of 2022. In all clinical trials conducted to date ALLN-346 has been well-tolerated with no clinically significant safety signals.

We are currently exploring financing and strategic alternatives to provide adequate resources to further advance the development of ALLN-346 with the assistance of Stifel.

Competitive Strengths

We believe the following competitive strengths have been and continue to be important to our business:

•
Lead product candidate, ALLN-346, which has received Fast Track designation and for which we are currently conducting two Phase 2a clinical trials;
•
Therapeutic focus on rare and severe metabolic disorders that affect the kidney and have high unmet medical needs due to the absence of approved or effective therapies;
•
Proprietary technological approach that allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract, an approach that enables us to develop enzyme therapies that utilize the GI tract to degrade metabolites, such as urate, reducing plasma and urine levels, and in turn, reducing their disease burden including on the kidney over time;
•
Management team with substantial experience in developing and commercializing pharmaceutical products for metabolic and kidney disorders;
•
Strong relationships with key opinion leaders and patient advocacy groups focused on metabolic and kidney disorders; and
•
Board members with experience in building and operating life science companies.

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

Gout is an arthritic condition caused by excess uric acid in the blood. When uric acid levels in the blood are too high, hard crystals may form in the joints, causing sudden attacks of burning pain, stiffness, and swelling. These attacks can happen repeatedly unless gout is treated. Over time, they can harm joints, tendons, and other tissues.

There are approximately 850,000 hyperuricemic patients with moderate to severe CKD on urate lowering therapy, of which approximately 375,000 have uncontrolled gout.

Current Therapeutic Options and Their Limitations

There are currently three classes of drugs approved to treat hyperuricemia and gout. The most commonly prescribed medications, xanthine oxidase inhibitors such as allopurinol and febuxostat, are orally available drugs that work by decreasing the production of uric acid. Uricosuric agents, such as probenicid, are also orally available, and exert their effect by increasing the excretion of uric acid in the kidney. Additionally, an injectable recombinant uricase, pegloticase, exerts its effect by breaking down urate in the bloodstream. Because of a number of factors, including its intravenous route of administration, pegloticase is generally reserved for use in patients with severe disease.

We engaged a healthcare strategy consulting firm that estimated the market for urate lowering therapies to be approximately $1 billion in the U.S. and concluded that it was incompletely served by existing therapies. Hyperuricemic and gout patients with renal impairment are more challenging to manage due to limitations of existing therapies. Several of the currently approved drugs for gout raise concerns over lack of efficacy or increased toxicity in patients with reduced kidney function. These limitations include poor tolerability, reduced efficacy, dose restriction and contraindications. Co-morbidities (e.g. cardiovascular disease) are common in this patient population and may also limit urate lowering therapeutic options. Accordingly, there is a significant unmet need for a safe and effective therapy that can be used in gout patients with renal impairment.

Our Solution

We have designed our product candidate, ALLN-346, an orally administered, novel, urate degrading enzyme, for which we have received Fast Track designation from the FDA, for the treatment of patients with hyperuricemia and gout in the setting of CKD. Hyperuricemia, or elevated levels of uric acid in the blood, results from overproduction or insufficient excretion of urate, or often a combination of the two. Humans lack urate oxidase, an enzyme that degrades uric acid in a wide range of other organisms, including animals, plants, bacteria and fungi. Hyperuricemia is associated with gout, an arthritic condition caused by excess uric acid in the blood that leads to the formation of hard crystals in the joints. Hyperuricemia can also lead to increased uric acid excretion in the urine and subsequently to kidney stone formation and kidney damage, also known as urate nephropathy. In addition, hyperuricemia has been linked to hypertension, CKD, glucose intolerance, dyslipidemia, insulin resistance and obesity.

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

We have conducted two preclinical proof-of-concept studies in mice and pigs that support the potential of ALLN-346 as an oral therapy for the treatment of hyperuricemia in patients with gout and associated CKD. In June 2018, we announced completion of a preclinical proof-of-concept study and presented the data at the American College of Rheumatology meeting in October 2018. The poster presentation included data demonstrating urate reduction in a urate oxidase knock-out mouse model, a severe animal model of hyperuricemia with advanced CKD and kidney damage due to urate crystal deposition. After one week of treatment, mice treated with ALLN-346 achieved a robust reduction in urate burden on the kidney, as evidenced by normalization in urine uric acid and a significant reduction in plasma urate. We believe this study supports our selection of ALLN-346 as our lead product candidate for the treatment of hyperuricemia in patients with gout and associated CKD. We also presented the results of a pilot study in a pig model with acute hyperuricemia at the American College of Rheumatology meeting in October 2019. A pig model was chosen as a high vertebrate model that closely mimics human gastrointestinal and renal systems. In seven juvenile pigs with severe hyperuricemia induced by intravenous uric acid infusion, enteral administration of ALLN-346 significantly lowered plasma urate levels (AUC) by 38%, along with a significant reduction in urine urate excretion. The results of this study confirm the role of the small intestine in urate elimination, and further supports the potential of ALLN-346 oral therapy to reduce hyperuricemia and the overall urate burden in patients with gout.

We filed an IND for ALLN-346 with the FDA in the fourth quarter of 2019 and initiated a single ascending dose Phase 1 clinical trial during the second quarter of 2020, for which we reported results during the fourth quarter of 2020. The double-blind, placebo-controlled, SAD study enrolled 24 healthy volunteers. Groups of eight study participants were randomized 3:1 to ALLN-346 or matching placebo in three sequential cohorts dosed orally with three, six, or 12 capsules in one day. Each capsule of ALLN-346 contained a target dose of 90 mg of enzyme, equivalent to 2,250 units. ALLN-346 was well-tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. In addition, assay of serum samples by ELISA immunoassay demonstrated that ALLN-346 was not absorbed systemically, supporting that its mechanism of action appears to be restricted to the GI tract.

Following the successful completion of the single-ascending dose Phase 1 study, we initiated a multiple-ascending dose Phase 1 study during the second quarter of 2021, for which we reported results during the third quarter of 2021. The study included 18 healthy volunteers, who received either ALLN-346 or placebo (2:1 randomization) for seven days. There were two cohorts consisting of nine subjects each, with the first receiving three capsules of ALLN-346 three times daily, and the second receiving five capsules of ALLN-346 three times daily. ALLN-346 was well tolerated with no evidence of systemic absorption, as confirmed by an enzyme-linked immunosorbent assay (ELISA). Evaluation of clinical and laboratory parameters revealed no clinically significant safety signals and no serious adverse events were reported.

We are currently conducting two Phase 2a studies of ALLN-346. The first of these, Study 201, is a one-week inpatient study being conducted at a clinical pharmacology unit (CPU). In Study 201, patients with hyperuricemia are being randomized (2:1) to receive either five capsules of ALLN-346 or matching placebo three times daily for one week. Planned enrollment in the trial consists of two cohorts, each with approximately 12 patients. Of the 11 patients in the first cohort, seven received ALLN-346 and four received placebo. The majority of these patients had Stage 2 CKD, including five of the seven subjects treated with ALLN-346. The second cohort is currently being enrolled with topline data expected in Q2 2022. Key bioactivity endpoints include serum uric acid level, 24-hour urine uric acid level, and renal clearance of uric acid.

Data from the first cohort of Study 201 demonstrated a statistically significant reduction in serum uric acid (sUA) from baseline (p<0.05) in patients treated with ALLN-346. Consistent with the known pathophysiologic adaptation of increased intestinal elimination of uric acid in patients with impaired kidney function and the GI-based mechanism of action of ALLN-346, there was a strong correlation between the effect of ALLN-346 on sUA reduction and the level of kidney function (correlation coefficient r=0.95; p=0.003). We believe that these results support proof of pharmacology for the gastrointestinal (GI) mechanism of action of ALLN-346. In the first cohort, ALLN-346 was well-tolerated with no clinically significant safety signals and no serious adverse events were reported.

The topline data on sUA from patients in the first cohort during the one-week treatment period are shown graphically below:

The second Phase 2a trial of ALLN-346, Study 202, is a two-week, outpatient study designed to enroll hyperuricemic patients with gout and CKD and is currently being conducted at approximately 20 sites across the U.S. Patients are being randomized (2:1) to receive either five capsules of ALLN-346 or a matching placebo three times daily, with enrollment of up to four planned cohorts, each consisting of approximately 12 patients. Cohort A is currently enrolling patients with an estimated glomerular filtration rate (eGFR) of 60-89 mL/minute (considered to have Stage 2, or mild CKD), and cohort B is currently enrolling patients with an eGFR of 30-59 mL/minute (considered to have Stage 3, or moderate CKD). Key bioactivity endpoints will include serum uric acid level, 24-hour urine uric acid level, and renal clearance of uric acid. Topline safety and efficacy data from each of these two cohorts is expected to be available in the second quarter of 2022.

If we are able to secure adequate additional financing and subject to a planned protocol amendment, we plan to open two additional cohorts in Study 202 during Q2 2022, consisting of patients with Stage 4 or advanced CKD (Cohort C) and an allopurinol combination therapy cohort in Stage 3 CKD patients (Cohort D).

Our Proprietary Technological Approach

Expertise in Enzyme Technology

We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the GI tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden including on the kidney over time. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. Utilizing our proprietary technological approach, we conceived and are developing ALLN-346, a novel, oral enzyme therapeutic for the treatment of hyperuricemia and gout.

One of the technologies that we use in our lead product candidate, ALLN-346, is protein crystallization, which stabilizes a highly active form of the urate degrading enzyme, uricase, ensuring effective transit through the GI tract, as well as stabilization at room temperature for convenient storage. Crystallized enzymes are more stable, pure and concentrated than enzymes in solution. For example, one enzyme crystal may contain several billion molecules of the underlying enzyme. These characteristics improve storage and delivery, permitting delivery of the enzyme molecules with fewer capsules. Once an enzyme is in the crystallized state, we can formulate it for oral delivery. The general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories. For example, Renagel and Renvela, marketed by Sanofi, remove excess levels of phosphate in the body in patients with CKD by delivering drug to the GI tract, where it binds to phosphate and removes it from the body through the bowel.

Manufacturing

ALLN-346 is an oral, solid dosage form of crystalline uricase enzyme that is produced using methods of production that have been carefully selected for cost-effectiveness and ease of scaling. We believe our manufacturing technology enables us to produce large quantities of our oral enzyme product candidates, sufficient to support our clinical and planned commercial strategy.

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

Production of ALLN-346 occurs utilizing scientifically developed know-how, delivering high productivity from host bacterial cells. The entire biomass is harvested and processed through primary recovery and downstream purification unit operations, resulting in the recovery of large quantities of uricase. The purified and concentrated product is dried into a protein powder, and formulated for production as an oral tablet/capsule combination drug product.

Drug product production starts with dried uricase drug substance, then uses tailored pharmaceutical techniques to blend, densify, tablet and enterically coat the product candidate. The final presentation includes four enterically coated tablets contained in a single immediate release capsule. The combination oral capsule-tablet presentation has attractive properties of pharmaceutical activity, product stability and modulation of product release suitable for further development and ultimate commercial use, if approved. While still in early development, detailed plans have been developed for further improvements in product potency, enhanced product release characteristics and reduced pill burden.

The unique gene-engineered nature of ALLN-346 and its expected mechanism of action in the gastrointestinal tract, without absorption of the enzyme across the gut lining, precludes the use of traditional absorption-dependent methods for determining bioavailability and bioequivalence.

We have secured development and supply agreements with premiere global drug product contract manufacturing organizations suited to support our clinical development program for ALLN-346.

Commercialization Strategy

We hold worldwide development and commercialization rights to ALLN-346. Provided that we are able to secure adequate funding to continue the development of ALLN-346, we currently expect that we will enter into one or more strategic partnerships to enable the further development and eventual commercialization of ALLN-346, if approved. We have engaged Stifel to assist us in exploring financing and strategic alternatives to provide for the continued clinical development and commercialization of ALLN-346, including a potential sale of the program.

Competition

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of ALLN-346 and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement.

There are currently three classes of drugs approved to treat hyperuricemia and gout including established classes of xanthine oxidase inhibitors and uricosuric agents and more-recently available injectable recombinant uricases. Patients with CKD who have hyperuricemia and gout are often not optimally managed due to limitations of available therapies, including decreased tolerability, dose restrictions, drug-drug interactions, contraindications and increased risk for long-term morbidity and mortality. Despite the significant limitations of these drugs, newer entrants such as KRYSTEXXA, a recombinant uricase sold by Horizon Therapeutics, have been competitive. According to its 2020 annual report, Horizon reported over $400 million in net sales for KRYSTEXXA in 2020 and, in January 2020, announced it increased its peak annual sales expectations for KRYSTEXXA to more than $1 billion in peak U.S. annual net sales. However, KRYSTEXXA must be administered intravenously and is generally prescribed only for the most severely affected gout patients. In addition to Horizon, a number of other competitors have medicines in clinical trials, including Selecta Biosciences Inc., which has initiated a Phase 3 trial of a candidate for the treatment of chronic refractory gout. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this product candidate. In addition, there are several additional candidates in various stages of development for gout patients.

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

Patents

As of March 28, 2022, we own or have rights in one issued U.S. patent, one pending U.S. patent application, and seven pending foreign patent applications relating to our ALLN-346 program. In particular, with regard to ALLN-346, we own one issued U.S. patent with composition of matter claims directed to recombinant uricase enzymes with certain mutations, which is scheduled to expire in 2038, without taking a patent term extension into account. We also have counterpart patent applications pending in the U.S., Australia, Canada, China, Europe, Hong Kong, Israel and Japan, which, if granted, would be scheduled to expire in 2038, without taking a patent term extension into account.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. For example, it is possible that an issued U.S. patent covering ALLN-346 or its use may be entitled to a patent term extension. If ALLN-346 receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of a patent that covers the approved product. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the U.S. Food and Drug Administration’s, or FDA’s, refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, or other governmental entities.

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

•
preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product candidate in clinical development and proposed labeling;
•
review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
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

Nonclinical Studies and Investigational New Drug Application

Before testing any biological product candidate in humans, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. The conduct of the nonclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations. The results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product candidate or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

As a result, submission of the IND may result in the FDA not allowing the trial to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. A complete clinical hold issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigation may proceed. This could cause significant delays or difficulties in completing planned clinical trials in a timely manner. A partial clinical hold places restrictions on a clinical trial, such as limiting the doses administered or the duration of the trial. The FDA may impose clinical holds at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

Further, each clinical trial must be reviewed and approved by an IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, comply with applicable tracking and tracing requirements, and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

The period of orphan drug exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

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

Clinical Trial Approval

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 was adopted, and it came into effect on January 31, 2022, repealing the current Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation is directly applicable in all the European Union Member States meaning no national implementing legislation in each European Union Member State is required. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product in the European Union, an applicant must submit a marketing authorization application, either under the centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein). Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered product) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance not yet authorized in the European Union indicated for the treatment of other diseases and products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health, the centralized procedure is optional.

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Regulatory Data Protection

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on marketing authorization application with a complete independent data package of pharmaceutical tests, nonclinical tests and clinical trials.

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

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

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

The aforementioned European Union rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”) and the UK formally left the European Union on January 31, 2020. There was a transition period during which European Union pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the European Union and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently largely aligns with European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and

EU pharmaceutical legislation. For example, the new European Union Clinical Trials Regulation is not applicable in the UK and a separate application for a UK clinical trial will be required.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Biden administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives); and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human Capital

Following the workforce reduction on March 31, 2021, we had 21 full-time employees, including 7 employees with Ph.D. or M.D. degrees. 13 of our employees are engaged in research and development activities and 8 are engaged in general and administrative activities. On March 31, 2022, in connection with the termination of the URIROX-2 study, we completed a workforce reduction to reduce our workforce by approximately 40%. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Summary of the Material Risks Associated with Our Business

•

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term. We may need to seek an in-court or out-of-court restructuring of our liabilities.

•

If we are able to continue our operations beyond the near term, we will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. We may need to seek an in-court or out-of-court restructuring of our liabilities.

•	Our existing and any future indebtedness could adversely affect our ability to operate our business.
•	We are heavily dependent on the clinical development program for ALLN-346, which is our only clinical program.
•

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

•	We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

•

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

•

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

•

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

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Future Financial Condition

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term. We may need to seek an in-court or out-of-court restructuring of our liabilities.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development program for ALLN-346 and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2022, we had cash and cash equivalents totaling $9.0 million. We do not believe that our cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital requirements beyond the next several weeks. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating the development program for ALLN-346, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future bankruptcy proceeding, holders of the company’s common stock and other securities will likely suffer a total loss of their investment.

If we are able to continue our operations beyond the near term, we will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts. We may need to seek an in-court or out-of-court restructuring of our liabilities.

We do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures in the near-term. If we are able to raise funds through public or private equity, debt financings or other sources, such as strategic collaborations, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our Phase 2a clinical program and any subsequent clinical development of ALLN-346, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

•	the costs of manufacturing clinical trial supplies of ALLN-346;
•	our ability to successfully commercialize ALLN-346, if approved;
•	the selling and marketing costs associated with ALLN-346, including the cost and timing of building our sales and marketing capabilities, if approved;
•	the amount of sales and other revenues from ALLN-346, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•

our ability to comply with the covenants under our current and future debt obligations, particularly the outstanding balance of our debt owed to Pontifax, which is subject to acceleration upon certain conditions;

•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our clinical development program for ALLN-346 and cease operations.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of March 31, 2022, we had $5.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments. Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with eight equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

Because of our limited cash resources and the recent termination of our Phase 3 clinical trial of reloxaliase, we have had discussions with Pontifax regarding potential repayment of the outstanding borrowing. In March 2022, we made voluntary repayments of $2.0 million and $3.0 million, reducing the loan balance to $5.0 million. The Pontifax Agreement contains a provision for the acceleration of the principal balance under certain conditions. We have therefore classified the Pontifax loan balance as a current liability.

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

We do not currently have sufficient funds to satisfy our current and future debt service obligations and our operating expenses. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. Under our loan and security agreement with Pontifax, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and Pontifax accelerates the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

Risks Related to Past Financial Condition

We have incurred significant losses since inception, and, if we are able to finance our continuing operations, expect that we would incur significant and increasing losses for at least the next several years. Moreover, we have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. If we are able to continue our operations, we expect that we would continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $48.7 million, $32.8 million and $47.3 million for the years 2021, 2020 and 2019, respectively. As of December 30, 2021, we had an accumulated deficit of $246.5 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have funded our operations from inception through March 31, 2022 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million and $8.2 million from the sale of our common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively, and net proceeds of $25.4 million from the registered direct offering completed in July 2021. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase, the development of which has now been terminated, and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development.

Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

If we are able to continue our operations, we anticipate that our expenses will increase substantially if and as we:

•	advance the development of ALLN-346;
•	seek to identify and develop additional product candidates, if we resume our research efforts;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, manufacturing, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates, which we do not expect to occur for at least the next several years, if ever. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, if any, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in our stock price. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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

If we are able to continue our operations, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks Related to Drug Development, Regulatory Approval and Commercialization

Risks Related to Clinical Development

We are heavily dependent on the clinical development program for ALLN-346, which is our only clinical program.

We are a biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the clinical trial results, regulatory approval and commercial success of ALLN-346, our only clinical program. In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the clinical development of ALLN-346. The success of ALLN-346 will depend on several factors, including:

•	the successful clinical development of ALLN-346, including the successful completion of Phase 3 registrational clinical trials;
•	approval of ALLN-346 for marketing by the FDA or EMA;
•	execution of an effective sales and marketing strategy for the commercialization of ALLN-346;
•	acceptance by patients, the medical community and third-party payors;
•	our success in educating physicians and patients about the benefits, administration and use of ALLN-346;
•	the incidence and prevalence of patient populations with hyperuricemia and gout in those markets in which ALLN-346 is approved;
•	the prevalence and severity of side effects, if any, experienced by patients treated with ALLN-346;
•

the availability, perceived advantages, cost, safety and efficacy of alternative treatments, including potential alternate treatments that may currently be available or in development or may later be available or in development or regulatory approval or marketing of a generic biosimilar, or any other version of uricase, the active enzyme in ALLN-346;

•	successful implementation of our manufacturing processes that are included in our BLA and production of sufficient quantities of commercial drug product;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, good laboratory practices, or GLPs, and good clinical practices, or GCPs; and
•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

We may also fail in our efforts to develop and commercialize any future product candidates. If this were to occur, we would continue to be heavily dependent on the regulatory approval and successful commercialization of ALLN-346, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital, could be impaired.

Results of earlier studies, or interim data from ongoing trials, may not be predictive of future clinical trial results, and planned or ongoing studies may not establish an adequate safety or efficacy profile for ALLN-346 and other product candidates that we may pursue to justify proceeding to an application for regulatory approval or be worthy of regulatory approval if such an application is made.

The results of preclinical studies and clinical trials of ALLN-346 conducted to date and future studies and trials of ALLN-346, including our pivotal Phase 2a clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in March 2022 we reported that an interim analysis in our URIROX-2 trial indicated that the trial was unlikely to be successful, despite more favorable results in prior clinical trials. Data, our interpretation of data and results from our Phase 2a clinical trials of ALLN-346 in adults with hyperuricemia and gout do not ensure that we will achieve similar results in subsequent clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the U.S. Food and Drug Administration, or FDA, and comparable foreign regulators to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for ALLN-346 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

Our proprietary technological approach is a new approach to the design and development of stable, non-absorbable oral biological therapies and may not result in any additional product candidates or ultimately any products of commercial value.

We have developed our proprietary know-how in enzyme technology which allows us to design, formulate and deliver non-absorbed and stable enzymes orally and in sufficient doses for activity in the GI tract. While the general therapeutic approach of deploying a non-absorbed drug into the GI tract to reduce metabolic disease burden in patients with kidney disease has been proven successful in several therapeutic categories, we cannot assure you that our technological approach will ultimately work for ALLN-346 or any other product candidates we may develop. In addition, while we believe our enzyme therapeutic candidates will not be absorbed, future clinical trials may find this not to be true. We also cannot guarantee that any other aspects of our proprietary technological approach will yield product candidates that could enter clinical development, receive regulatory approval and, ultimately, be commercially valuable.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Our Phase 2a clinical program for ALLN-346 consists of two Phase 2a clinical trials in adult patients with hyperuricemia and gout. The FDA or other regulatory authorities could change their position on the acceptability of our trial designs, or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We may need to conduct additional clinical trials or other testing for, among other parameters, drug-drug interactions and increased dosages of our product candidates. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for each product candidate and, consequently, the ultimate approval and commercial marketing of ALLN-346 and any product candidates we may develop in the future. We do not know whether any of our clinical trials will be completed on schedule, if at all.

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

The regulatory approval processes of the FDA and comparable foreign regulators are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for ALLN-346 or our other product candidates, our business will be substantially harmed.

We are not permitted to market ALLN-346 or any of our other product candidates in the United States or the EU until we receive approval of a BLA from the FDA or an MAA from the EMA, respectively. Prior to submitting a BLA to the FDA or an MAA to the EMA for approval of any of our product candidates for a specific indication, we are required to complete preclinical studies and clinical trials.

Successfully initiating and completing our clinical program and obtaining approval of a BLA or an MAA is a complex, lengthy, expensive and uncertain process, and the FDA, the EMA or other comparable foreign regulators may delay, limit or deny approval of any of our candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA or the EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or the EMA for marketing approval;
•	the FDA or the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or the EMA may require that we conduct additional clinical trials;
•	the FDA or the EMA or other applicable foreign regulators may not approve the formulation, labeling or specifications of ALLN-346 or our other product candidates;
•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•

the FDA or the EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that the clinical and other benefits of ALLN-346 and our other product candidates outweigh their safety risks;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market ALLN-346 or any of our other product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

We depend heavily on the success of our only clinical development program, ALLN-346, which is in Phase 2a clinical development. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We had invested substantially all of our efforts and financial resources in the identification and development of reloxaliase for the treatment of hyperoxaluria, the development program for which we recently terminated. To a lesser extent, we have invested in our clinical development program for ALLN-346 for the treatment of hyperuricemia and gout. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of ALLN-346 and any future product candidates we may develop. The success of ALLN-346 and any future product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	addressing any delays in our preclinical studies and clinical trials resulting from factors related to the COVID-19 pandemic;
•	receipt of marketing approvals from applicable regulatory authorities in our target indications and potential additional indications;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ALLN-346 or any other product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA or NDA to the FDA or an MAA to the EMA. Not all BLAs, NDAs or MAAs that are submitted to a regulatory agency are approved for commercialization. ALLN-346 is an oral biologic product candidate, which is a less common formulation in the biotech industry. Accordingly, there are few oral biologic therapeutics that have achieved regulatory approval. Furthermore, even if we do receive regulatory approval to market our most advanced program or any other product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize ALLN-346 or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ALLN-346 or any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

The FDA’s and other comparable foreign regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ALLN-346 and any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or other countries or jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would harm our business, prospects, financial condition and results of operations.

If we are required to conduct additional clinical trials or other studies with respect to ALLN-346 or any future product candidates we may develop beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of ALLN-346 or any future product candidates we may develop, we may obtain approval of indications that are not as broad as intended or we may not be able to obtain regulatory approval at all. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for ALLN-346 or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

If we experience delays or difficulties in the enrollment or continuation of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw from our clinical trials. For example, in part because of the impact of the pandemic, during the first quarter of 2021, we determined that site initiation and patient enrollment in the recently terminated URIROX-2 study of reloxaliase was proceeding at a slower rate than we had originally projected. Accordingly, we significantly revised our plans for the interim analysis of this trial, both with regard to its scope and its timing.

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

In addition, patients may withdraw from our clinical trials prematurely, which could also have a negative effect on our ability to complete our clinical trials or obtain and retain regulatory approvals. If a significant number of patients withdraw from any of our clinical trials prematurely it could potentially jeopardize the interpretability of the results from our clinical trials, which could have a material adverse effect on our ability to obtain, or retain, regulatory approval for ALLN-346.

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

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulators. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Although ALLN-346 has thus far been well-tolerated without significant safety concerns in the clinical trials conducted to date, these trials are early and involve a relatively small number of subjects. It is possible that the current Phase 2a trials or future clinical trials we conduct may not demonstrate a favorable safety profile. In addition, while we have not observed ALLN-346 to be absorbed into the bloodstream in our clinical trials to date, it is possible absorption could occur in subsequent clinical trials. We may also need to conduct additional clinical trials or other testing for, among other things, drug-drug interactions and increased dosages of our product candidates. In the event of adverse safety issues, our trials could be suspended or terminated, and the FDA or comparable foreign regulator could order us to cease further development of or deny approval of ALLN-346 or any future product candidate we may develop for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If ALLN-346 or our other product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

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

The manufacture and packaging of pharmaceutical products such as ALLN-346 is subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as ALLN-346, if approved, is regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing ALLN-346 and willing to do so. We may not be able to identify or secure contracts with manufacturers with suitable capability to manufacture ALLN-346 according to FDA requirements on favorable terms or at all. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary or mandatory recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture ALLN-346.

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

Furthermore, in order to obtain approval of our product candidates, including ALLN-346, by the FDA and foreign regulatory agencies, we will be required to consistently produce the drug substance and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. We have not yet met with the FDA or foreign regulatory agencies to understand the complete manufacturing requirements which must be met for ALLN-346 to receive regulatory approval. Each of our potential suppliers will likely use a different method to manufacture drug substance, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA or foreign regulatory agencies do not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or availability of commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

We must reach agreement with FDA and foreign regulatory agencies on an appropriate method for evaluating bioavailability and/or bioequivalence in connection with any potential future BLA submission for ALLN-346 and in support of any scale up of commercial supply of ALLN-346 in anticipation of a commercial launch. Failure to reach agreement or failure to demonstrate bioavailability and/or bioequivalence may require that we run additional preclinical or clinical studies, which could delay the timing of a potential BLA submission or approval.

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

The unique crystalline nature of ALLN-346 and its expected mechanism of action involving the breakdown of urate in the gastrointestinal tract, without absorption of the enzyme across the gut lining, precludes the use of traditional absorption-dependent methods for determining bioavailability and bioequivalence. As a result, we have developed an in vitro method to describe an area under the curve (AUC) of catalytic potency over time in simulated gastric fluid. We believe that the method is sufficiently discriminating to detect potential variation in the product and provide evidence of bioequivalence in the event of future changes to the manufacturing process or sites of production.

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
•

natural disasters, global pandemics (including the COVID-19 pandemic), political unrest in the U.S. and abroad, labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities; and

•	latent defects that may become apparent after drug product has been released and which may result in recall or required destruction of drug product.

If any of these risks materialize, it would have a material and adverse impact on our ability to develop, obtain regulatory approval for and market ALLN-346, if approved.

Risks Related to Sales, Marketing and Competition

The incidence and prevalence for target patient populations of our product candidate have not been established with precision. If the market opportunities for our product candidate are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

Our research and product development efforts are currently focused on a treatment for hyperuricemia and gout. The precise incidence and prevalence for this disease are unknown. Our projections of both the number of people who have this disease, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidate, are based on estimates. For example, we estimate there are approximately 375,000 patients in the United States who have refractory gout and CKD, the target population for our ALLN-346 product candidate. These estimates have been derived from a variety of sources, including the scientific literature and market research projects with third-party consultants, and may prove to be incorrect. Further, new studies and future developments in patient care or treatment paradigms may change the estimated incidence or prevalence of this disorder. The number of patients may turn out to be lower than expected. The potentially addressable patient population for our product candidate may be limited or may not be amenable to treatment with our product candidate, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidate, because our potential target population is limited, we may never achieve profitability despite obtaining such significant market share.

Even if our product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for our product candidate may be smaller than we estimate.

We have never obtained marketing approval for a product candidate or commercialized a product. Even if our product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidate may require significant resources and may not be successful. If our product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

The potential market opportunity for our product candidate is difficult to estimate precisely. Our estimates of the potential market opportunity are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual market for our product candidate could be smaller than our estimates of the potential market opportunity, which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do, and reducing or eliminating our commercial opportunity.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical companies, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of ALLN-346 and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement.

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

Several of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render ALLN-346 or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing them. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. Our competitors could develop and the FDA could approve a generic or biosimilar version of uricase, the active enzyme in ALLN-346. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of ALLN-346, or any future product candidates we may develop, if approved, will be adversely affected.

We currently have no sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing our product candidate.

At present, we have no sales or marketing employees and we rely on part-time consultants. We cannot guarantee that we will be successful in marketing ALLN-346 for hyperuricemia and gout in the United States, if approved. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ALLN-346 in the United States without strategic partners or licensees include:

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

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing ALLN-346, which could harm our business, operating results and financial condition. Expansion of our business into the EU and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing ALLN-346, if approved, in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize ALLN-346 in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;
•	varying pricing in different foreign markets, which could adversely affect pricing in the United States or other countries;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer collection times for accounts receivable;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	the imposition of governmental price controls, political and economic instability, trade restrictions and changes in tariffs;
•	foreign currency exchange rate fluctuations;
•	our customers' ability to obtain adequate reimbursement for ALLN-346 in foreign markets at all, either at all or at prices that exceed our costs; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize ALLN-346 and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

Even with the potential assistance of third-party collaborators, we may not be successful in establishing a commercial operation in foreign markets for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in foreign markets will have a negative outcome on our ability to commercialize ALLN-346 and generate revenue.

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of, and the resources required for successful commercialization of ALLN-346 internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

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

The longer term growth of our business depends upon our ability to develop and commercialize multiple product candidates in addition to the development and commercialization of ALLN-346 for hyperuricemia and gout. We may never be able to identify other developmental prospects that we can successfully develop into product candidates, let alone receive regulatory approval of or successfully commercialize such product candidates.

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

There are a number of FDA requirements that we must satisfy before we can commence a clinical trial in the United States. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue efforts to develop and commercialize ALLN-346 for hyperuricemia and gout, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, those product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other comparable foreign regulators. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain drug revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

As a result of the COVID-19 pandemic we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. For example, the COVID-19 pandemic adversely affected the execution and enrollment progress of the URIROX-2 clinical trial of reloxaliase prior to our decision to terminate this program. Additional impacts of the Covid-19 pandemic may include:

•	additional delays or difficulties enrolling patients in our clinical trials.
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

Risks Related to Employee Matters and Managing Growth

During the first quarter of 2022, we reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In March 2022, we implemented a workforce restructuring to conserve cash as we pursue financing and strategic alternatives. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, provided that we are able to secure adequate financing to continue our operations, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction, and we may need to implement a further reduction of our workforce. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidate. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

In addition, if we are not able to secure adequate financing, we may need to implement a further workforce reduction in the near future. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

We only have a limited number of employees to manage and operate our business.

As of March 31, 2022, we had 22 full-time, part-time, or short-term employees. Our focus on the development of ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. If we are able to secure additional financing to continue our operations, we will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

In addition, provided we are able to secure adequate financing to continue our operations, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize ALLN-346 and any other product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of ALLN-346 and any other product candidates we may develop could be delayed.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Further, at a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September

25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs..

We do not know whether additional legislative changes will be enacted, including to the Federal Food, Drug, and Cosmetic Act, or whether the FDA regulations, guidance documents or interpretations will be changed, or what the impact of such changes on the marketing approvals of ALLN-346, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business. Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ALLN-346 and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We may fail to comply with evolving European and other privacy laws.

Since we conduct clinical trials in the European Economic Area, or the EEA, we are subject to additional European data privacy laws. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. Switzerland has passed similar laws, and, following Brexit, the United Kingdom has transposed the GDPR into UK domestic law with effect from January 2021. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In addition, the GDPR provides that EEA member states may introduce specific or additional requirements related to the Processing of special categories of personal data such as health data that we may process in connection with clinical trials or otherwise. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the Processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

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

In light of the large population of patients with hyperuricemia and gout who reside outside the United States, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the United States.

In some countries, particularly those in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, if we are not able to market our product to the large population of patients with hyperuricemia and gout who reside outside the United States.

Provided that we are able to successfully develop ALLN-346 through registrational clinical trials, we plan to seek regulatory approval to market ALLN-346 solely for the treatment of hyperuricemia and gout in adults and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing ALLN-346 for any other indication.

We are developing ALLN-346 for the treatment of hyperuricemia and gout in adults, and intend to initially seek approval to market ALLN-346 for these indications. Even if we obtain regulatory approval to market ALLN-346 in these indications, we will likely be prohibited from marketing ALLN-346 for any other indications. The FDA strictly regulates the promotional claims that may be made about prescription products. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations prohibiting the promotion of ALLN-346 for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for ALLN-346 for the treatment of hyperuricemia and gout in adults, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of ALLN-346 for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. Since that time, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If global health concerns or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, participants in our clinical trials, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management's attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	increased FDA warnings on product labels;
•	the inability to commercialize our product candidates, if approved; and
•	decreased demand for our product candidates, if approved for commercial sale.

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

Risks Related to Our Dependence on Third Parties

The third parties upon whom we rely for the supply of the drug product and drug substance used in our product candidate are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

We do not currently operate manufacturing facilities for clinical or commercial production of ALLN-346. We have limited personnel experienced in drug manufacturing and formulation, and we lack the resources and the capabilities to manufacture ALLN-346 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug product candidates for clinical trials or products for commercial purposes in the foreseeable future. The drug product and drug substance used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, to supply the drug required for our planned clinical trials, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug product or drug substance in the event any of our current suppliers of such drug product and drug substance cease their operations for any reason.

For ALLN-346 and any product candidate we may develop in the future, we intend to identify and qualify additional manufacturers to provide such drug product and drug substance prior to submission of a BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we would need to find additional or replacement suppliers and as a result could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA since late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our preclinical studies and clinical trials, which could lead to delays in these studies and trials.

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

We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the applicable regulatory authorities. We have not secured commercial supply agreements with any contract manufacturer for ALLN-346 and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all or that we will be able to manufacture our product candidates at commercial scale at the cost we expect. Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Risks Related to Third Party Agreements

An element of our strategy is to enter into licensing or collaboration agreements with respect to ALLN-346 and any future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing ALLN-346 and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms, and our business may be materially and adversely affected. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of any of our future program collaborators.

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

We have relied, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of ALLN-346 or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct all of our clinical trials independently. We have relied and will continue to rely on third parties, including clinical investigators, third-party CROs, patients and consultants, to monitor, manage data for, participate in and execute our ongoing nonclinical and planned clinical programs for ALLN-346 and other product candidates, and we control only some aspects of their activities. Any failure of these third parties to meet their obligations has had or may in the future have an adverse effect on the results of clinical trials we have conducted or will conduct.

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

The third parties conducting our nonclinical studies and clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing clinical and nonclinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approval of or successfully commercialize ALLN-346 and any other product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture ALLN-346 and conduct other aspects of our clinical development activities, we must, at times, share trade secrets and other confidential information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or other confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In the future, if and when our product candidates receive FDA approval, we intend to apply for patent term extensions on patents covering those products in any jurisdiction where these are available. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Although we have obtained composition of matter patents covering our product candidates, we also rely on trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect our trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, advisors, contractors, contract manufacturers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

On August 25, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business day period between July 14, 2021 through August 24, 2021, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until February 21, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. Since we had not regained compliance within the specified time period, we applied for, and were granted, an additional 180 calendar day compliance period. We were able to do so by transferring to The Nasdaq Capital Market, where we met the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and by providing written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period.

If, at any time during this additional 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market. If it appears to the Staff that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share. Since our common stock began trading on The Nasdaq Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.22 per share and as high as $17.56 per share through March 30, 2021. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The Nasdaq Capital Market, an active public market for our common stock may not emerge or be sustained, particularly if our stock were to be delisted from Nasdaq.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our ability to secure additional funding to continue operations in the near term;
•	the outcome of the strategic review process that we are conducting with the assistance of Stifel;
•	results from our ongoing Phase 2a clinical trials of ALLN-346, and any potential future clinical trials we may undertake;
•	the success of competitive drugs or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures,
•	collaborations or capital commitments;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, and our performance in relation to such estimates;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this "Risk Factors" section.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 25, 2022, we had 89,774,309 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 6,765,837 shares subject to outstanding options under our stock option plans as of December 31, 2021, the 1,606,476 shares reserved for future issuance under our stock option plans, the 306,527 shares reserved for future issuance under our employee stock purchase plan and the 10,687,912 shares subject to outstanding warrants, including the 10,678,872 warrants issued with the registered direct offering completed in July 2021, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

We will need additional capital in the future to continue operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to those of our existing stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. As of June 3, 2020, we did have an ownership change and have adjusted our federal and state tax attributes accordingly to disclose only the amounts that can be utilized annually to offset future taxable income or tax liabilities. We may experience additional ownership changes or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $188.2 million. However, our ability to utilize those net operating loss carryforwards will be limited by the “ownership change” as described above, which could result in increased tax liability to us. U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration and net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 are permitted to be carried back five years. Additionally, the deductibility of federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2020 is limited to 80% of taxable income in any future taxable year, where taxable income is determined without taking into account the net operating loss.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates we may develop could be delayed.

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

The trading market for our common stock will likely depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company, as occurred following our decision to terminate the development of reloxaliase, or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading under the symbol “ALNA” on the NASDAQ Global Select Market on November 2, 2017. Beginning February 28, 2022, our common stock trades under the symbol "ALNA" on the NASDAQ Capital Market. Prior to November 2,2017, there was no public market for our common stock.

As of March 25, 2022, there were approximately 16 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Individual Compensation Plan Information

For information regarding individual compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing first-in-class, oral enzyme therapeutics to treat patients with rare and severe metabolic and kidney disorders. We are focused on metabolic disorders that result in excess accumulation of certain metabolites that can stimulate inflammation, damage the kidney, and potentially lead to chronic kidney disease, or CKD, and end-stage renal disease, or ESRD. We believe our proprietary know-how in enzyme technology allows for the design, development, formulation, and scalable manufacturing of non-absorbed and stable enzymes delivered orally and in sufficient doses for activity in the gastrointestinal tract. This approach enables us to develop enzyme therapies that degrade metabolites within the GI tract, which reduces potentially toxic metabolite levels in the blood and urine, and in turn, diminishes the disease burden including on the kidney over time.

Our product candidate, ALLN-346, is an orally administered, novel, urate degrading enzyme for patients with hyperuricemia and gout in the setting of advanced CKD. We have conducted a Phase 1 program, including both a single-ascending dose and multiple-ascending dose study in healthy volunteers. In both studies, ALLN-346 was well tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. We are currently conducting two Phase 2a studies. Study 201 is a 7-day inpatient study in patients with hyperuricemia, for which we reported initial data in January 2022. Study 202 is a 14-day outpatient study in patients with hyperuricemia, gout and varying degrees of renal insufficiency, for which we expect to report initial data in Q2 2022.

We previously had been developing reloxaliase, a first-in-class, oral enzyme therapeutic for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. However, in March 2022 we terminated this program following the first of two planned Sample Size Reestimations (SSR1) of the Phase 3 URIROX-2 Trial, which was conducted by an independent data safety monitoring board (DSMB) statistician. Based on the results of its unblinded analysis, the DSMB recommended that the trial size be increased from the initial 200 subjects to the maximum allowed number of 400 subjects under the pre-specified rules. However, even with this maximum recommended sample size increase, the power to detect an effect of reloxaliase vs. placebo would still be less than 80% based on the available data. Based upon this recommendation, we believe that the separation between the reloxaliase and placebo groups for the UOx primary endpoint is lower than expected, and therefore that the likelihood of success for the long term endpoint of reduction in kidney stone disease progression is also lower than expected. We have therefore decided to terminate the URIROX-2 study. No further clinical studies of reloxaliase are planned at this time.

In July 2021, we completed a registered direct offering, in which we issued and sold 17,416,096 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of our common stock in lieu of shares of common stock and warrants to purchase up to 10,678,872 shares of our common stock through a securities purchase agreement. The combined price of each share of common stock and accompanying Warrant to purchase one-half of a share was $1.311. The purchase price of each Pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying Warrant, minus $0.01. Gross proceeds of the transaction were $28.0 million. As a result of the registered direct offering, we received approximately $25.4 million after deducting estimated offering costs. Each Warrant is exercisable for one share of our common stock at an exercise price of $1.25 per share. The Warrants are immediately exercisable and expire on July 16, 2026. Each Pre-funded Warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised on July 16, 2021.

In March 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley ATM Agreement”). During the year ended December 31, 2021, we issued and sold a total of 4,081,338 shares of our common stock under the B. Riley ATM Agreement at a weighted average price of $1.11 per share for net proceeds of approximately $4.2 million.

In December 2021, we entered into an updated At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”), which was essentially identical to the initial agreement, but utilized a shelf registration statement that we also filed at that time. During the first quarter of 2022 through the filing date of this Annual Report, we issued and sold 6,804,888 shares of our common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The B. Riley ATM Agreement was terminated at the time we entered into the Updated B. Riley ATM Agreement.

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC ("Cowen ATM Agreement") at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time we entered into the B. Riley ATM Agreement.

In December 2020, we completed a public underwritten offering of 11,960,000 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 1,560,000 shares of common stock, at a price to the public of $1.25 per share for net proceeds of $13.5 million.

In July 2020, we completed a public underwritten offering of 5,894,191 shares of our common stock, including the exercise in full of the underwriter’s option to purchase an additional 768,807 shares of common stock, at a price to the public of $1.30 per share for net proceeds of $6.7 million.

In June 2020, we completed a registered direct offering, in which we issued and sold 7,317,074 shares of our common stock, at a purchase price of $2.05 per share, for net proceeds of $13.7 million through a securities purchase agreement with certain institutional and accredited investors. The shares of common stock sold in this offering were offered by us pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective on December 26, 2018 and a prospectus supplement thereunder filed on June 5, 2020.

Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, manufacturing our product candidates and conducting preclinical studies and clinical trials of reloxaliase and ALLN-346. We do not have any products approved for sale and have not generated any revenue to date. As of December 31, 2021, we had cash and cash equivalents totaling $30.0 million, and as of March 31, 2022 we had cash and cash equivalents of $9.0 million.

We have incurred significant net operating losses in every year since our inception and, provided we are able to secure adequate financing to continue our operations, expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $48.7 million, $32.8 million and $47.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $246.5 million. If we are able to secure adequate financing to continue our operations, we anticipate that our expenses will increase significantly as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may seek to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and impact our ability to continue as a going concern.

NASDAQ Delisting Notification

On August 25, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30 consecutive business day period between July 14, 2021 through August 24, 2021, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of our common stock from The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until February 21, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. On February 22, 2022 we applied to transfer our securities to Nasdaq Capital Market and requested a second 180-day period to regain compliance with the Minimum Bid Price Requirement. On February 24, 2022, Nasdaq approved our request for a second 180-day period, or until August 22, 2022, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market.

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

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or any other source and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for ALLN-346 or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

We are developing ALLN-346 for patients with hyperuricemia and CKD. We began incurring external research and development costs for this program in 2016. We recently terminated development of reloxaliase, which we had been developing for the treatment of enteric hyperoxaluria and which had accounted for the substantial majority of our research and development expenses over the past three years.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs and other internal costs to specific product candidates or development programs.

The following table summarizes our research and development expenses by program (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Reloxaliase external costs	$15,493	$8,431	$18,393
ALLN-346 external costs	7,752	2,366	5,697
Employee compensation and benefits	8,659	7,908	10,187
Other	3,068	1,678	2,967
Total research and development expenses	$34,972	$20,383	$37,244

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $107.3 million of external research and development costs for reloxaliase and $18.2 million of external research and development costs for ALLN-346. Provided that we are able to secure sufficient capital to continue our operations, we expect that our research and development costs will increase in future years as we advance our ALLN-346 program, including initiating additional clinical trials and scaling our manufacturing processes.

The successful development of ALLN-346 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of a success fee paid to Pacific Western Bank, or PWB, during the year ended December 31, 2020 associated with our loan agreement with PWB, or PWB Loan Agreement, and gain (loss) on foreign currency transactions.

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

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees, directors non-employees. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. We recognize the corresponding stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

The Black-Scholes option-pricing model uses the following inputs: the fair value of our common stock, the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Due to the lack of a public market for our common stock prior to our IPO and a lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We weigh our own historical volatility of our own stock price and the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants. We will increase the weighting on the historical volatility of our own stock price over the historical volatility of a representative group of public companies until such time as we have a sufficient amount of historical information regarding the volatility of our own stock. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under this approach, the weighted-average expected option term is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options. We utilize this method due to lack of historical exercise data and the “plain-vanilla” nature of our stock-based awards. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. We recognize forfeitures as they occur.

The fair value of stock options granted to employees and directors for their services on the board of directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2021, 2020 and 2019:

Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.4% – 1.4%	0.4% – 0.5%	1.4% – 2.6%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.0 – 7.0	5.5 – 6.1	5.5 – 6.8
Expected volatility	92% – 95%	94% – 95%	80% – 83%

The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$1,128	$1,286	$1,175
General and administrative	2,543	2,765	1,814
Total	$3,671	$4,051	$2,989

As of December 31, 2021, we had $5.1 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over weighted-average remaining vesting periods of approximately 2.5 years. As of December 31, 2021, we did not have any unrecognized compensation expense related to restricted stock units remaining to be recognized. Provided we are able to secure adequate funding to continue operations, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense, potential increases in the value of our common stock and expected additional stock-based awards to continue to attract and retain our employees.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$34,972	$20,383	$14,589
General and administrative	12,677	11,603	1,074
Total operating expenses	47,649	31,986	15,663
Loss from operations	(47,649)	(31,986)	(15,663)
Other income (expense):
Interest income (expense), net	(976)	(510)	(466)
Other income (expense), net	(38)	(349)	311
Other income (expense), net	(1,014)	(859)	(155)
Net loss	$(48,663)	$(32,845)	$(15,818)

Research and Development Expenses

Research and development expense increased by $14.6 million from $20.4 million for the year ended December 31, 2020 to $35.0 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,		Dollar
	2021	2020	Change
Clinical development external costs	$17,565	$7,247	$10,318
Manufacturing external costs	5,461	3,153	2,308
Employee compensation and benefits	8,659	7,908	751
Other	3,287	2,075	1,212
Total research and development expenses	$34,972	$20,383	$14,589

The $14.6 million increase in research and development expense was primarily attributable to the following:

•
Our clinical development external costs increased by $10.3 million from $7.2 million for the year ended December 31, 2020 to $17.6 million for the year ended December 31, 2021:
•
Our URIROX-2 costs increased $6.3 million from $5.4 million for the year ended December 31, 2020 to $11.7 million for the year ended December 31, 2021. During the year ended December 31, 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase. We began expanding URIROX-2 to additional geographies and clinical trial sites using a portion of the $13.7 million of net proceeds received from a registered direct offering completed in June 2020 and the $6.7 million of net proceeds received from a public offering completed in July 2020. We continued to expand URIROX-2 to additional geographies and clinical trial sites during the year ended December 31, 2021;
•
Our URIROX-1 costs decreased $0.3 million from $0.5 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021. This study was completed in the fourth quarter of 2019 and we released top-line data in November 2019; and
•
Our ALLN-346 costs increased $4.3 million from $0.6 million for the year ended December 31, 2020 to $4.9 million for the year ended December 31, 2021:
▪
During the year ended December 31, 2021, we initiated dosing in two Phase 2a studies. We incurred $3.7 million of costs for the Phase 2a program during the year ended December 31, 2021, for which there were no comparable costs during the year ended December 31, 2020; and
▪
We incurred costs for our Phase 1 program of $1.1 million and $0.6 million for the year ended December 31, 2021 and 2020, respectively.
•
Our manufacturing external costs increased by $2.3 million from $3.2 million for the year ended December 31, 2020 to $5.5 million for the year ended December 31, 2021;
•
Reloxaliase formulation and development related costs increased $1.1 million from $0.7 million for the year ended December 31, 2020 to $1.8 million for the year ended December 31, 2021;
•
ALLN-346 formulation and development related costs increased $0.7 million from $0.9 million for the year ended December 31, 2020 to $1.6 million for the year ended December 31, 2021; and
•
Our manufacturing consulting costs to support our programs increased $0.5 million from $0.3 million for the year ended December 31, 2020 to $0.8 million for the year ended December 31, 2021;
•
Our employee compensation and benefits costs increased by $0.8 million for the year ended December 31, 2021. Increased compensation and benefits costs due to an increase in headcount from 22 employees at December 31, 2020 to 35 employees at December 31, 2021 were partially offset by the decision not to pay annual bonuses .

Provided that we are able to secure sufficient capital to continue our operations, we expect that our research and development expenses will increase in future periods as we continue our clinical development and scale our manufacturing processes in our ALLN-346 program.

General and Administrative Expenses

General and administrative expense increased by $1.1 million from $11.6 million for the year ended December 31, 2020 to $12.7 million for the year ended December 31, 2021. The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,		Dollar
	2021	2020	Change
Employee compensation and benefits	$5,942	$6,510	$(568)
Consulting and professional services	3,593	2,795	798
Market research and commercialization planning	133	35	98
Other	3,009	2,263	746
Total general and administrative expenses	$12,677	$11,603	$1,074

The $1.1 million increase in general and administrative expense was primarily due to the following:

•
Our consulting and professional services costs increased by $0.8 million for the year ended December 31, 2021. The increase was primarily due to increased costs for consulting, recruiting, accounting, investor relations and website design and maintenance;
•
Our other costs increased by $0.7 million for the year ended December 31, 2021, primarily due to an increase in directors’ and officers’ insurance costs; and
•
These increased costs were partially offset by a decrease of $0.6 million in our employee compensation and benefits costs for the year ended December 31, 2021, primarily due to the decision not to pay annual bonuses.

Provided that we are able to secure sufficient capital to continue our operations, we expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs to support our clinical development programs and prepare for potential commercialization.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents, interest expense charged on our outstanding debt, and amortization of our debt discount. Net interest expense increased $0.5 million for the year ended December 31, 2021 due to increased interest expense associated with amounts outstanding under the Pontifax Agreement.

Other Income (Expense), net

Other expense, net consists gain (loss) on foreign currency transactions. Included in other expense, net for year ended December 31, 2020 was a success fee of $0.3 million paid to PWB.

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
•
Our URIROX-2 costs decreased $1.6 million from $7.0 million for the year ended December 31, 2019 to $5.4 million for the year ended December 31, 2020. During the first half of 2020, we limited the opening of new trial sites for the ongoing URIROX-2 trial while we assessed revisions to the study design and sought additional funds to support the development of reloxaliase. A significant portion of the proceeds from sales of our common stock during 2020 were used to activate additional clinical trial sites and increase investment in the URIROX-2 trial. During the second half of 2020 we began expanding URIROX-2 to additional geographies and clinical trial sites;
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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2021 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million and $4.2 million from the sale of our common stock under the Cowen ATM

Agreement and the B. Riley ATM Agreement, respectively, and net proceeds of $25.4 million from the registered direct offering completed in July 2021. Our total cash and cash equivalents were $30.0 million as of December 31, 2021.

We entered into an updated At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”) on December 23, 2021. During the first quarter of 2022 through the filing date of this Annual Report, we issued and sold 6,804,888 shares of our common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The shares were issued and sold pursuant to a shelf registration statement on Form S-3 we filed on May 6, 2021, which was declared effective on May 12, 2021 (File No. 333-255837), for the offering of up to $200 million in the aggregate of common stock, preferred stock, debt securities, warrants and/or units (“securities”) from time to time in one or more offerings. As of the filing of this Annual Report on Form 10-K, we have not offered any other securities pursuant to this shelf registration. The initial B. Riley ATM Agreement was terminated at the time we entered into the Updated B. Riley ATM Agreement.

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020. A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also had an additional $5.0 million credit line (“Credit Line”) that was available to us for withdrawal until September 29, 2021. We did not withdraw any amounts available through the Credit Line prior to the expiration of the availability period. We paid a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line during the period amounts were available for withdrawal. A third installment loan (Third Installment Loan”) of an additional $10.0 million was conditioned upon achievement of one of the following milestones by no later than December 29, 2021: (i) we receive non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to us for withdrawal until December 29, 2021 when we satisfied the milestone of at least $15 million of gross proceeds from equity financings. We did not withdraw any amounts available through the Third Installment Loan prior to expiration of the availability period.

The Pontifax Agreement has a term of 48 months and an interest only period of 24 months. Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum. Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over eight equal quarterly payments of principal and interest. At our option, we may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty. During the first quarter of 2022, we prepaid $5.0 million of the outstanding principal balance. In light of our recent termination of the reloxaliase development program and certain acceleration provisions in the Pontifax Agreement, we have classified the amounts due under the Pontifax loan as a current liability.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net cash used in operations	$(45,678)	$(28,159)	$(43,632)
Net cash used in investing activities	(667)	(632)	(122)
Net cash provided by financing activities	41,291	33,826	12,118
Net increase (decrease) in cash and cash equivalents	$(5,054)	$5,035	$(31,636)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $45.7 million for the year ended December 31, 2021 compared to $28.2 million for the year ended December 31, 2020. The increase in cash used in operating activities of $17.5 million was attributable to:

•
An increase in net loss of $15.8 million;
•
A decrease in non-cash items of $0.4 million resulting primarily from increases in stock-based compensation expense; and
•
A decrease of $1.3 million due to changes in the components of working capital.

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
•
An increase in non-cash items of $1.2 million resulting primarily from increases in stock-based compensation expense; and
•
A decrease of $0.2 million due to changes in the components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million, $0.6 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash used in investing activities related to net purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $41.3 million for the year ended December 31, 2021 primarily consisted of net proceeds of $11.7 million and $4.2 from the sale of common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively, and $25.4 million of net proceeds from the issuance and sale of 17,416,096 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of our common stock in lieu of shares of common stock and warrants to purchase up to 10,678,872 shares of our common stock completed on July 16, 2021 through a registered direct offering, respectively. .

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

Funding Requirements

Provided that we are able to secure adequate financing to continue our operations, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later stage clinical trials for, and seek marketing approval for, ALLN-346 and any other product candidates we may develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Going Concern

As of December 31, 2021, we had cash and cash equivalents totaling $30.0 million, and as of March 31, 2022 we had cash and cash equivalents totaling $9.0 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We do not believe that our cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital requirements beyond the next several weeks. We will require additional capital to sustain our operations, including our ALLN-346 development program, beyond that time.

On March 18, 2022, we announced our decision to terminate our URIROX-2 study for reloxaliase and initiated the process of closing the study with our CRO, investigative sites, patients and business partners. In connection with the termination of the reloxaliase program, we completed a workforce reduction of approximately 40% in March 2022.

We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. In January 2022, we initiated a process to explore a range of strategic and financing alternatives to maximize shareholder value and have engaged the investment bank Stifel, Nicolaus & Company, Inc. ("Stifel") to act as strategic advisor for this process. Potential strategic alternatives that may be evaluated include a partnership or sale of ALLN-346, a sale or merger of the Company, or securing additional financing to enable further development of our ALLN-346 program. There can be no assurance that this strategic review process will result in the pursuit of any transaction or that any transaction, if pursued, will be completed. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating the development program for ALLN-346, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future bankruptcy proceeding, holders of our common stock and other securities will likely suffer a total loss of their investment.

As part of the strategic process, the Compensation Committee of the Board of Directors approved a retention plan on January 28, 2022, available to all employees ("Retention Plan"). Employees were required to execute retention agreements to receive payments and other considerations offered by the Retention Plan. Employees who executed a retention agreement received a salary adjustment equal to 6.5% retroactive to January 1, 2022, a restricted stock unit ("RSU") grant and a lump sum retention payment. A total of 3,163,000 RSUs were granted on February 1, 2022 under the Retention Plan. The RSUs vest over a three-year period ratably on July 15th and January 15th of each year following grant date. Lump sum retention payments totaling $3.0 million were made to employees in February 2022. If an employee resigns from the Company or is terminated for cause prior to June 30, 2022, the employee would be required to fully repay the lump sum retention payment received. If an employee resigns from the Company or is terminated for cause between July 1, 2022 and September 30, 2022, the employee would be required to repay 50% of the lump sum retention payment received.

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

We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 and 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-26 of this Annual Report for the year ended December 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months or the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 31, 2022, the company completed a workforce reduction to reduce its workforce by approximately 40%. As a result of the retention program approved in January 2022, the company does not expect to incur material charges in connection with the reduction in force.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Ernst & Young LLP, Boston, MA, Auditor Firm ID: 42

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

3.
List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on August 12, 2021)

3.2*	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on November 6, 2017)

4.1*	Form of Common Stock certificate (Incorporated by reference from Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

4.2*	Form of Indenture for Senior Debt Securities and the Related Form of Senior Debt Security (Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 filed on May 6, 2021)

4.3*	Form of Indenture for Subordinated Debt Securities and the Related Form of Subordinated Debt Security (Incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-3 filed on May 6, 2021)

4.4*	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 16, 2021)

4.5*	Form of Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 16, 2021)

4.6*

Second Amended and Restated Investor Rights Agreement, by and between the Registrant and the Investors named therein, dated as November 25, 2015 (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1 filed on October 6, 2017)

4.7*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated May 2, 2016 (Incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1 filed on October 6, 2017)

4.8*	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 18, 2014 (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1 filed on October 6, 2017)

4.9*	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 16, 2020)

4.10*

Registration Rights Agreement, dated September 29, 2020 by and among Allena Pharmaceuticals, Inc. and the parties named therein (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 1, 2020)

10.1*†	2017 Stock Option and Incentive Plan and forms of agreement thereunder (Incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.2*†	2017 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form S-1 filed on October 23, 2017)

10.3*†	2021 Inducement Equity Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 28, 2021)

10.4*†	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed on October 6, 2017)

10.5*†

Amended and Restated Employment Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Louis Brenner, M.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 4, 2019)

10.6*†

Retention Compensation and Amendment to Employment Agreement, dated January 28, 2022, by and between Allena Pharmaceuticals, Inc. and Louis Brenner, M.D. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 2, 2022)

10.7*†	Employment Agreement dated January 29, 2021 between Allena Pharmaceuticals, Inc. and Richard Katz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2021)

10.8*†

Retention Compensation and Amendment to Employment Agreement, dated January 28, 2022, by and between Allena Pharmaceuticals, Inc. and Richard D. Katz, M.D. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 2, 2022)

10.9*

Commercial Lease, by and between the Registrant and Cummings Properties, LLC, dated August 18, 2016, as amended (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1 filed on October 6, 2017)

10.10*	Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference from Exhibit 10.11 to the Registrant's Form 10-K filed on March 11, 2021)

10.11*†

Transition Agreement, dated January 4, 2019 by and between Allena Pharmaceuticals, Inc. and Alexey Margolin, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 4, 2019)

10.12*†

Transition Agreement, dated March 31, 2021, by and between Allena Pharmaceuticals, Inc. and Edward Wholihan (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on April 2, 2021)

10.13*

Loan and Security Agreement by and between Allena Pharmaceuticals, Inc. and Pacific Western Bank, dated June 29, 2018, as amended August 1, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.14*

Loan and Security Agreement, dated September 29, 2020 by and between Allena Pharmaceuticals, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2020)

21.1*	Subsidiaries (Incorporated by reference from Exhibit 21.1 to the Registrant’s Form S-1 filed on October 6, 2017)

23.1**	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover page Interactive Data File (embedded within Inline XBRL document)

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

Dated: March 31, 2022

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Allena Pharmaceuticals, Inc. (the “Company”), hereby severally constitute and appoint Louis Brenner and Richard Katz, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Brenner	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Louis Brenner, M.D.

/s/ Richard D. Katz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Richard D. Katz, M.D.

/s/ Alexey Margolin, Ph.D. Alexey Margolin, Ph.D.	Chairman	March 31, 2022

/s/ Allene Diaz	Director	March 31, 2022
Allene Diaz

/s/ Mark Fitzpatrick Mark Fitzpatrick	Director	March 31, 2022

/s/ Gino Santini Gino Santini	Director	March 31, 2022

/s/ Ann Miller Ann Miller	Director	March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Allena Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allena Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 31, 2022

Allena Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$29,988	$35,042
Prepaid expenses and other current assets	3,018	2,207
Total current assets	33,006	37,249
Property and equipment, net	1,173	881
Operating lease assets	455	678
Other assets	123	123
Total assets	$34,757	$38,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,030	$2,410
Loan payable, net of discount	9,852	—
Accrued expenses and other current liabilities	4,480	3,421
Operating lease liabilities	317	291
Total current liabilities	15,679	6,122
Loan payable, net of current portion and discount	—	9,853
Operating lease liabilities, net of current portion	210	387
Total liabilities	15,889	16,362
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at December 31, 2021 and 2020, respectively; 82,969,421 and 50,821,361 shares issued and outstanding at December 31, 2021 and 2020, respectively	83	51
Additional paid-in capital	265,237	220,307
Accumulated deficit	(246,452)	(197,789)
Total stockholders’ equity	18,868	22,569
Total liabilities and stockholders’ equity	$34,757	$38,931

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$34,972	$20,383	$37,244
General and administrative	12,677	11,603	9,676
Restructuring charges	—	—	605
Total operating expenses	47,649	31,986	47,525
Other income (expense):
Interest income (expense), net	(976)	(510)	270
Other expense, net	(38)	(349)	(84)
Loss on extinguishment of debt	—	—	—
Other income (expense), net	(1,014)	(859)	186
Net loss	$(48,663)	$(32,845)	$(47,339)
Net loss per share attributable to common stockholders — basic and diluted	$(0.72)	$(1.01)	$(2.13)
Weighted-average common shares outstanding — basic and diluted	67,956,739	32,506,679	22,180,868

Comprehensive loss	$(48,663)	$(32,845)	$(47,339)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	20,809,025	21	167,040	(117,605)	49,456
Issuance of common stock, net of issuance costs	3,875,848	4	11,976	—	11,980
Exercise of common stock options	24,399	—	36	—	36
Issuance of common stock through employee stock purchase plan ("ESPP")	25,737	—	76	—	76
Stock-based compensation	—	—	2,989	—	2,989
Net loss	—	—	—	(47,339)	(47,339)
Balance at December 31, 2019	24,735,009	25	182,117	(164,944)	17,198
Issuance of common stock, net of issuance costs	25,343,290	25	34,071	—	34,096
Exercise of common stock options	11,928	—	17	—	17
Issuance of common stock through employee stock purchase plan ("ESPP")	43,095	—	52	—	52
Issuance of common stock through release of restricted stock units ("RSUs")	688,039	1	(1)	—	—
Stock-based compensation	—	—	4,051		4,051
Net loss	—	—	—	(32,845)	(32,845)
Balance at December 31, 2020	50,821,361	51	220,307	(197,789)	22,569
Issuance of common stock and accompanying warrants, net of issuance costs	31,497,400	31	41,242	—	41,273
Issuance of common stock through employee stock purchase plan ("ESPP")	30,383	—	18	—	18
Issuance of common stock through release of restricted stock units ("RSUs")	620,277	1	(1)	—	—
Stock-based compensation	—	—	3,671		3,671
Net loss	—	—	—	(48,663)	(48,663)
Balance at December 31, 2021	82,969,421	83	265,237	(246,452)	18,868

See accompanying notes.

Allena Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(48,663)	$(32,845)	$(47,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,671	4,051	2,989
Depreciation expense	363	166	163
Non-cash interest expense	53	34	8
Non-cash lease expense	372	601	486
Loss (gain) on sale of equipment	9	(7)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(811)	821	(202)
Other assets	—	—	123
Accounts payable	(1,377)	(544)	972
Accrued expenses	1,005	75	(301)
Operating lease liabilities	(300)	(564)	(531)
Other liabilities	—	53	—
Net cash used in operating activities	(45,678)	(28,159)	(43,632)
Cash flows from investing activities:
Purchases of property and equipment	(667)	(650)	(122)
Sales of property and equipment	—	18	—
Net cash used in investing activities	(667)	(632)	(122)
Cash flows from financing activities:
Proceeds from (payments of issuance costs related to) the issuance of common stock, net of issuance costs	41,273	33,995	12,035
Proceeds from exercise of stock options	—	17	36
Proceeds from issuance of stock through ESPP	18	52	76
Proceeds from loan payable	—	10,000	—
Repayment of loan payable	—	(10,000)	—
Debt issuance costs paid	—	(214)	—
Other	—	(24)	(29)
Net cash provided by (used in) financing activities	41,291	33,826	12,118
Net increase (decrease) in cash and cash equivalents	(5,054)	5,035	(31,636)
Cash and cash equivalents, beginning of period	35,042	30,007	61,643
Cash and cash equivalents, end of period	$29,988	$35,042	$30,007
Supplemental disclosures:
Cash paid for interest	$953	$358	$543
Property and equipment purchases included in accounts payable	$—	$7	$—
Right-of-use assets obtained in exchange of operating lease obligations	$—	$774	$992
Issuance costs included in accounts payable and accrued expenses	$—	$101	$45

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

Liquidity and Going Concern

The Company had an accumulated deficit of $246.5 million at December 31, 2021 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2021, the Company had $30.0 million of cash and cash equivalents.

The Company’s available cash and cash equivalents as of December 31, 2021 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Annual Report. The Company requires additional capital to sustain its operations, including its ALLN-346 development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. In January 2022, the Company initiated a process to explore a range of strategic and financing alternatives to maximize shareholder value and has engaged the investment bank Stifel, Nicolaus & Company, Inc. ("Stifel") to act as strategic advisor for this process. Potential strategic alternatives that may be evaluated include a partnership or sale of ALLN-346, a sale or merger of the Company, or securing additional financing to enable further development of the Company's ALLN-346 program. There can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed. If the Company is unable to complete a transaction, it may be required to initiate a bankruptcy process.

As part of the strategic process, the Compensation Committee of the Board of Directors approved a retention plan on January 28, 2022, available to all employees ("Retention Plan"). Employees were required to execute retention agreements to receive payments and other considerations offered by the Retention Plan. Employees who executed a retention agreement received a salary adjustment equal to 6.5% retroactive to January 1, 2022, a restricted stock unit ("RSU") grant and a lump sum retention payment. A total of 3,163,000 RSUs were granted on February 1, 2022 under the Retention Plan. The RSUs vest over a three-year period ratably on July 15th and January 15th of each year following grant date. Lump sum retention payments totaling $3.0 million were made to employees in February 2022. If an employee resigns from the Company or is terminated for cause prior to June 30, 2022, the employee would be required to fully repay the lump sum retention payment received. If an employee resigns from the Company or is terminated for cause between July 1, 2022 and September 30, 2022, the employee would be required to repay 50% of the lump sum retention payment received.

During the first quarter of 2022, the Company made principal prepayments of $5.0 million of the $10.0 million that was outstanding as of December 31, 2021 under the loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”). The outstanding principal balance as of the filing date of this Annual Report is $5.0 million. The Company also purchased Directors' & Officers' run-off insurance for $6.8 million in March 2022 to provide continued insurance coverage through any bankruptcy process with run off period of six years, which equal to the statute of limitations.

On March 18, 2022, the Company announced that it was terminating its URIROX-2 study and reloxaliase program and initiated the process of closing the URIROX-2 study with the CRO, investigative sites, patients and business partners. In connection with the termination of the reloxaliase program, the Company completed a workforce reduction of approximately 40% on March 31, 2022. In accordance with the terms of the Retention Plan, the employees terminated by the Company on March 31, 2022 were not required to repay any portion of their lump sum retention payments originally received in February 2022.

On July 16, 2021, the Company completed a registered direct offering, in which the Company issued and sold 17,416,096 shares of its common stock, pre-funded warrants ("Pre-funded Warrants") to purchase up to an aggregate of 3,941,648 shares of its common stock in lieu of shares of common stock, and warrants ("Warrants") to purchase up to 10,678,872 shares of the Company’s common stock through a securities purchase agreement with several healthcare-focused institutional and accredited investors. The combined price of each share of common stock and accompanying Warrant to purchase one-half of a share of common stock was $1.311 per share. The purchase price of each Pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying Warrant to purchase one-half of a share of common stock, minus $0.01. Gross proceeds of the transaction were $28.0 million. As a result of the registered direct offering, the Company received approximately $25.4 million after deducting offering costs. Each Warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.25 per share. The Warrants are immediately exercisable and expire on July 16, 2026. Each Pre-funded Warrant is exercisable for one share of the Company's Common Stock at an exercise price of $0.01 per share. All Pre-funded Warrants were exercised on July 16, 2021.

The Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley ATM Agreement”) on March 29, 2021. During the year ended December 31, 2021, the Company issued and sold a total of 4,081,338 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.11 per share for net proceeds of approximately $4.2 million.

The Company entered into another At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”) on December 23, 2021. During the first quarter of 2022 through the filing date of this Annual Report, the Company issued and sold 6,804,888 shares of its common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The B. Riley ATM Agreement was terminated at the time the Company entered into the Updated B. Riley Agreement.

During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC ("Cowen ATM Agreement") at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time the Company entered into the B. Riley ATM Agreement.

Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. If the Company is unable to obtain sufficient additional funds on commercially acceptable terms to fund its operations, it will have a material adverse effect on its business, results of operations and financial condition and jeopardize its ability to continue operations. The Company may need to implement additional cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of its ongoing or planned clinical trials or development programs of its product candidates, and the Company may need to seek an in-court or out-of-court restructuring of its liabilities. In the event of such future liquidation or bankruptcy proceeding, holders of the Company's common stock and other securities will likely suffer a total loss of their investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern as of the filing date of this Annual Report. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss equaled net loss for the years ended December 31, 2021, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates fair value.

Cash and cash equivalents consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$13,465	$344
Money market funds	16,523	34,698
	$29,988	$35,042

Investments

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses included in stockholders’ equity. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest income (expense) within the statement of operations and comprehensive loss. The Company did not hold any investments at December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2021, 2020 and 2019.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors, and non-employees, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the limited trading history of the Company’s common stock and a lack of company-specific historical and implied volatility data that is equal to the length of the expected term of the Company’s options, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company weights its own historical volatility of its stock price and the historical volatility of a representative group of public companies for the computation of expected volatility used for estimating the fair value of option grants. The Company increase the weighting on the historical volatility of its stock price over the historical volatility of a representative group of public companies until such time as the Company has a sufficient amount of historical information regarding the volatility of its stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the stock-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standards. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Warrants and Pre-funded Warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Warrants and Pre-funded Warrants were treated as equity at the time of issuance. As of December 31, 2021, the Company concluded that the Warrants continue to meet the equity-classification guidance.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(48,663)	$(32,845)	$(47,339)
Net loss attributable to common stockholders	$(48,663)	$(32,845)	$(47,339)
Denominator:
Weighted-average common shares – basic and diluted	67,956,739	32,506,679	22,180,868
Net loss per share attributable to common stockholders –basic and diluted	$(0.72)	$(1.01)	$(2.13)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Years Ended December 31,
	2021	2020	2019
Stock options	6,765,837	4,110,691	3,915,591
Restricted stock units	—	620,277	517,750
Warrants	10,687,912	9,040	9,040
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024	—
Total	19,892,773	7,179,032	4,442,381

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

As of December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. The new guidance became effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on its consolidated financial statements.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,523	$16,523	$—	$—
Total assets	$16,523	$16,523	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$34,698	$34,698	$—	$—
Total assets	$34,698	$34,698	$—	$—

At December 31, 2021 and 2020, all of the Company’s cash equivalents were comprised of money market funds.

There have been no changes to the valuation methods used during the years ended December 31, 2021 and 2020. There were no transfers within the fair value hierarchy during the years ended December 31, 2021 and 2020.

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

4. Property and Equipment, Net

Property and equipment includes the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$1,820	$1,368
Computer equipment	20	6
Software	39	39
Leasehold improvements	219	—
Construction in progress	—	54
	2,098	1,467
Less: Accumulated depreciation	(925)	(586)
Property and equipment, net	$1,173	$881

The Company recognized $363,000, $166,000 and $163,000 of depreciation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Payroll and employee-related expenses	$371	$1,945
Third-party research and development expenses	3,195	984
Professional fees	677	250
Loan interest	227	242
Other	10	—
Total accrued expenses	$4,480	$3,421

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

The remaining liability at December 31, 2019 was paid during the year ended December 31, 2020. The Company did not record any restructuring charges during the years ended December 31, 2021 and 2020.

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

Additional Lease Information Related to the Application of ASC 842

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2021 are as follows (in thousands):

2022	$317
2023	231
Total maturities	$548
Less: Amount representing interest	(21)
Present value of operating lease liabilities	$527

Lease costs included in the Company’s consolidated statements of operations and comprehensive loss was $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. The Company’s operating leases had a weighted average remaining lease term of 1.3 years and 2.3 years and a weighted average discount rate of 5.5% and 5.5% at December 31, 2021 and 2020, respectively.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease). The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of December 31, 2021 and 2020.

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

9. Convertible Debt Agreement

On September 29, 2020, the Company entered into the Pontifax Agreement, providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan”) of $10.0 million was advanced on September 29, 2020 (“Closing Date”). An additional $5.0 million credit line (“Credit Line”) was available to the Company for withdrawal for a period of 12 months from the Closing Date. The Company paid a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line. A third installment loan (“Third Installment Loan”) of $10.0 million was conditioned upon achievement of one of the following milestones by no later than 15 months from the Closing Date: (i) the Company receives non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65thpatient has been enrolled in the URIROX-2 trial. During the three months ended December 31, 2020, the additional $10 million under the Third Installment Loan became available to the Company when the milestone of at least $15 million of gross proceeds from equity financings was achieved. Upon withdrawal of the Third Installment Loan, the Company shall pay Pontifax a one-time fee of 1.0% of the Third Installment Loan. The availability to withdraw amounts available under the Credit Line expired unused on September 29, 2021 and the availability to withdraw amounts available under the Third Installment Loan expired unused on December 29, 2021.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion. As of December 31, 2021, the Company has reserved 2,439,024 shares of its common stock for conversion of the outstanding debt balance.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at December 31, 2021 and 2020. The Company determined the conversion feature was not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

As part of the strategic process initiated in January 2022, The Company evaluated the repayment of amounts outstanding under the Pontifax Agreement. Taking into consideration the available cash and cash equivalents at December 31, 2021 along with the termination of its reloxaliase program in March 2022 and its inability to raise sufficient capital to sustain its operations as of the date of this Annual Report, the Company determined it was appropriate to classify the full amount outstanding under the Pontifax Agreement as a current liability given the subjective acceleration of payment under the material adverse change clause. During the first quarter of 2022, the Company made prepayments of principal totaling $5.0 million. The principal amount outstanding as of the filing date of this Annual Report is $5.0 million.

The minimum aggregate future loan and interest payments at December 31, 2021 are as follows (in thousands):

Years Ending December 31,
2022	$1,927
2023	5,015
2024	4,880
Total minimum payments	11,822
Less: Amount representing interest	(1,822)
Less: Discount	(148)
Less: Current portion	(9,852)
Loan payable, net of current portion	$—

10. Stockholders’ Equity

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

The Company entered into the B. Riley ATM Agreement on March 29, 2021, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time through B. Riley, acting as sales agent and/or principal. The Company agreed to pay B. Riley a commission of 3.0% of the gross proceeds from any sales of shares of its common stock under this facility. During the year ended December 31, 2021, the Company issued and sold a total of 4,081,338 shares of its common stock under the B. Riley ATM Agreement at a weighted average price of $1.11 per share for net proceeds of approximately $4.2 million.

The Company entered into the Updated B. Riley ATM Agreement on December 23, 2021, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time through B. Riley, acting as sales agent and/or principal. During the first quarter of 2022 through the filing date of this Annual Report, the Company issued and sold 6,804,888 shares of its common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The B. Riley ATM Agreement was terminated at the time the Company entered into the Updated B. Riley Agreement.

In December 2018, the Company entered into the Cowen ATM Agreement, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The Company agreed to pay Cowen a commission of 3.0% of the gross proceeds from any sales of shares of its common stock under this facility. On December 30, 2019, the Company completed an issuance and sale of 1,243,756 shares of common stock under the ATM Agreement. As a result of this issuance and sale of common stock, the Company received approximately $2.6 million in net proceeds after deducting offering costs. During the first quarter of 2021, the Company issued and sold 6,058,318 shares of its common stock under the Cowen ATM Agreement at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time the Company entered into the B. Riley ATM Agreement.

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

The Company has reserved for future issuances the following shares of common stock as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Stock options and restricted stock units	8,372,313	5,359,736
Warrants	10,687,912	9,040
Common stock issuable upon conversion of outstanding debt	2,439,024	2,439,024
Employee stock purchase plan	306,527	336,910
Total	21,805,776	8,144,710

Warrants

At December 31, 2021, the Company had 10,687,912 warrants outstanding for the purchase of shares of common stock at a weighted average exercise price of $1.26. At December 31, 2020, the Company had 9,040 warrants outstanding for the purchase of shares of common stock at an exercise price of $11.06. 10,678,872 warrants with an exercise price of $1.25 expire on July 16, 2026. 9,040 warrants with an exercise price of $11.06 expire on May 1, 2026.

11. Stock Incentive Plans

Stock Option Plans

The Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”) on October 31, 2017. Upon adoption of the 2017 Plan, no further grants were made under the 2011 Stock Incentive Plan (“2011 Plan”). The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock. In addition to the shares available for grant under the 2017 Plan, any awards outstanding under the 2011 Plan as of the October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards are available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors. On January 1, 2020, 2021 and 2022, the shares available for grant under the 2017 Plan were automatically increased by 989,400, 2,032,854 and 3,318,776 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other stock-based awards under the terms of the 2017 Plan. As of December 31, 2021, 798,476 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”). The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock. The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company. The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of December 31, 2021, 808,000 shares of common stock were available for future grant under the 2021 Plan.

All stock option grants are nonstatutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Vesting periods are generally four years and are determined by the Board of Directors or a delegated subcommittee. Stock options become exercisable as they vest. Stock options granted under the 2021, 2017 and 2011 Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$1,128	$1,286	$1,175
General and administrative	2,543	2,765	1,814
Total	$3,671	$4,051	$2,989

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2021, 2020 and 2019:

Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.4% – 1.4%	0.4% – 0.5%	1.4% – 2.6%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.0 – 7.0	5.5 – 6.1	5.5 – 6.8
Expected volatility	92% – 95%	94% – 95%	80% – 83%

The expense related to stock options granted to employees and directors for their service on the Board of Directors was $2.9 million, $2.6 million, and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company did not grant any stock options to non-employees during the years ended December 31, 2021, 2020 or 2019. The expense related to awards granted to non-employees was not material to the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

A summary of the stock option activity under the 2021, 2017 and 2011 Plans is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,110,691	$3.89	7.3	$124
Granted	3,341,350	1.87
Exercised	—	—
Cancelled	(686,204)	4.72
Outstanding at December 31, 2021	6,765,837	$2.81	7.6	$3
Exercisable at December 31, 2021	3,282,830	$3.52	6.2	$3

The weighted-average fair value of options granted to employees and directors for their service on the Board of Directors during the years ended December 31, 2021, 2020 and 2019 was $1.41, $1.01 and $3.29 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $8,000 and $58,000, respectively. There were no options exercised during the year ended December 31, 2021.

As of December 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $5.1 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (RSUs)

During the years ended December 31, 2021, 2020 and 2019, the Company made awards of time-based RSUs to certain employees of the Company. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting. The weighted average fair value of RSUs granted to employees during the years ended December 31, 2021, 2020 and 2019 was $1.29, $1.39 and $2.42 per share, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.8 million, $1.5 million and $0.1 million, respectively of stock-based compensation expense related to these awards. As of December 31, 2021, the Company did not have any unrecognized compensation cost related to nonvested remaining to be recognized.

A summary of the status of nonvested RSUs as of December 31, 2021 and the changes during the year then ended are presented below (in thousands, except fair values):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	620,277	$1.29
Granted	—	—
Vested	(620,277)	1.29
Forfeited	—	—
Nonvested at December 31, 2021	—	—

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

During the years ended December 31, 2021 and 2020, $18,000 and $52,000, respectively, were withheld from employees, on an after-tax basis, in order to purchase 30,383 and 43,095 shares of the Company’s common stock, respectively. As of December 31, 2021, 306,527 shares of Company’s common stock remained available for issuance under the ESPP.

12. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the year ended December 31, 2021, the Company recorded a net loss of $48.7 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2021.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$45,592	$32,827
Research and development credits	2,489	656
Licenses	13	16
Stock based compensation	1,579	1,205
Operating lease liabilities	143	170
Other	51	512
Total gross deferred tax assets	49,867	35,386
Less: Valuation allowance	(49,744)	(35,216)
Net deferred tax assets	123	170
Deferred tax liabilities:
Operating lease assets	(123)	(170)
Total gross deferred tax liabilities	(123)	(170)
Net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020, respectively, because the Company's management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of $49.7 million and $35.2 million has been established at December 31, 2021 and 2020, respectively. The valuation allowance increased by $14.5 million for the year ended December 31, 2021 and decreased by $16.6 million for the year ended December 31, 2020. The increase in valuation allowance for the year ended December 31, 2021 was primarily due to the generation of net operating losses while the decrease in valuation allowance for the year ended December 31, 2020 was primarily related to the decrease in net operating loss and tax credit deferred tax assets as a result of a Section 382 limitation.

The following table presents the Company’s change in valuation allowance for the year ended December 31, 2020 and 2019:

	December 31,
	2021	2020
Valuation allowance at the beginning of the year	$35,216	$51,800
Change for current period	14,528	(16,584)
Valuation allowance at the end of the year	$49,744	$35,216

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the financial statements is as follows:

	2021	2020	2019
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.9%	5.7%	6.1%
Research and development and other tax credits	3.8%	3.7%	4.9%
Stock based compensation	(0.6)%	(1.0)%	(0.6)%
Federal net operating loss - Section 382 Limitation	—%	(28.1%)	—%
Federal tax credit - Section 382 Limitation	—%	(19.3%)	—%
State tax net operating loss - Section 382 Limitation	—%	(25.5%)	—%
State tax credit - Section 382 Limitation	—%	(7.0%)	—%
Other	(0.2%)	—%	—%
Change in deferred tax asset valuation allowance	(29.9)%	50.5%	(31.4)%
	0.0%	—%	—%

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of approximately $188.2 million and $140.9 million, respectively, which may be available to offset future income tax liabilities. Of the $188.2 million net operating loss carryforwards as of December 31, 2021, $154.3 million has an indefinite life and $33.9 million will expire at various dates through 2037. As of December 31, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards of approximately $96.3 million and $51.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.

As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of approximately $2.1 million and $0.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2041. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $0.5 million and $0.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. As of June 3, 2020, the Company did have an ownership change as defined by Sections 382 and 383 of the Internal Revenue Code and therefore the Company has adjusted its federal and state tax attributes accordingly to disclose only the amounts that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company completed its Section 382 study through December 31, 2021 and confirmed no additional ownership changes that would trigger a Section 382 limitation has taken place. Subsequent ownership changes may further affect the limitations in future years.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns in the United States and various state jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state tax authorities to the extent utilized in a future period.

13. Employee Benefit Plan

Effective January 2012, employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (“401(k) Plan”). Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations. Through December 31, 2018, the 401(k) Plan did not allow the Company to make matching contributions. Effective January 1, 2019, the Company amended the 401(k) Plan to allow the Company to make matching contributions. The 401(k) Plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary. Matching contributions are fully vested at the time of contribution. Matching contribution costs incurred by the Company for each of the years ended December 31, 2021, 2020 and 2019 were $0.3 million.

14. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2021 and 2020. The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$11,410	$13,687	$12,431	$10,121	$47,649
Loss from operations	(11,410)	(13,687)	(12,431)	(10,121)	(47,649)
Net loss	(11,636)	(13,972)	(12,692)	(10,363)	(48,663)
Net loss attributable to common stockholders - basic and diluted	$(0.21)	$(0.24)	$(0.17)	$(0.13)	$(0.72)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Total operating expenses	$7,524	$6,559	$7,918	$9,985	$31,986
Loss from operations	(7,524)	(6,559)	(7,918)	(9,985)	(31,986)
Net loss	(7,585)	(6,976)	(8,026)	(10,258)	(32,845)
Net loss attributable to common stockholders - basic and diluted	$(0.31)	$(0.26)	$(0.22)	$(0.24)	$(1.01)