Form 10-K/A
period 2021-12-31
Allena Pharmaceuticals, Inc.
filed 2022-04-29
CIK 1624658

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Capital Market as of such date) was $76,417,879.

As of April 25, 2022 there were 89,774,309 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Allena Pharmaceuticals, Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2021 of Allena Pharmaceuticals, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2021. At this time, Allena is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2021. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age (as of April 25, 2022) and position of each of our executives and directors.

Name	Age	Position(s) Held	Director Since
Executives Louis Brenner, M.D.(1).	52	Chief Executive Officer and President, Director	2019
Richard D. Katz M.D.(1).	58	Chief Financial Officer
Non-Executive Directors
Allene Diaz(3) (4)	58	Director	2019
Mark J. Fitzpatrick (2)	59	Director	2021
Alexey Margolin, Ph.D. (4)	69	Director	2011
Ann C. Miller, M.D. (2) (3)	64	Director	2019
Gino Santini(2) (3)	66	Director	2012

(1) Executive officer

(2) Member of the audit committee

(3) Member of the compensation committee

(4) Member of the nominating and corporate governance committee

Executive Team

Louis Brenner, M.D. has served as a member of our Board of Directors and Chief Executive Officer since February 2019 and our President since February 2017. He also served as our Chief Operating Officer from April 2015 to February 2019. Dr. Brenner has more than a decade of industry leadership experience, including pharmaceutical development strategy, regulatory affairs, business development and marketing. From January 2014 to April 2015, Dr. Brenner served as Senior Vice President and Chief Medical Officer at Idera Pharmaceuticals, Inc. (Nasdaq: IDRA). Dr. Brenner served as Chief Medical Officer for Radius Health, Inc. (Nasdaq: RDUS), a biopharmaceutical company, from November 2011 to January 2014. Dr. Brenner has designed, planned and directed successful clinical trials at all stages and in multiple indications. He also serves on the board of directors of Goldfinch Biopharma Inc., a privately held biotechnology company. Dr. Brenner earned a B.S. from Yale University, an M.D. from Duke University and an M.B.A. from Harvard Business School. He completed his residency in internal medicine at Brigham and Women’s Hospital and his fellowship in nephrology at Brigham and Women’s Hospital and Massachusetts General Hospital. Dr. Brenner holds a clinical appointment at Brigham and Women’s Hospital. We believe Dr. Brenner is qualified to serve on our Board of Directors based on his extensive experience in executive management in the life sciences industry and his scientific and operational knowledge and experience.

Richard D. Katz, M.D. has served as our chief financial officer since January 2021. Dr. Katz brings to us more than 20 years of experience in healthcare finance and corporate development. Prior to joining Allena, Dr. Katz served as the chief financial officer of several biopharmaceutical companies, including Liquidia Technologies, Argos Therapeutics, Viamet Pharmaceuticals and Icagen, Inc. At Icagen, Dr. Katz played an instrumental role in the company’s initial public offering and subsequent financings, the formation of several strategic collaborations and the company’s sale to Pfizer. Dr. Katz began his career as a vice president in the healthcare investment banking group at Goldman, Sachs & Company, where he executed a broad range of transactions, including equity and debt financings, mergers and acquisitions, and corporate restructurings. Dr. Katz holds a B.A. in applied mathematics from Harvard University, an M.D. from the Stanford University School of Medicine and an M.B.A. from Harvard Business School.

Non-executive directors

Mark J. Fitzpatrick has served as a member of our Board of Directors since April 2021. Since January 2022, Mr. Fitzpatrick serves as the Chief Executive Officer and board member of Versantis AG, a private, clinical-stage biotechnology company based in Zurich, Switzerland. Prior to joining our Board of Directors, he served as the President and Principal Financial Officer of Chiasma, Inc., a commercial-stage biopharmaceutical company ("Chiasma"), from June 2019 to January 2021, and previously served as President and Chief Executive Officer and a member of the board of directors of Chiasma, from October 2016 to June 2019 and Chief Financial Officer of Chiasma from June 2015 to October 2016. Prior to Chiasma, from May 2011 to June 2015, Mr. Fitzpatrick served as Chief Financial Officer at Aegerion Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company specializing in the treatment of rare diseases. He also held the position of Chief Financial Officer at Proteon Therapeutics, Inc., RenaMed Biologics, Inc., Dynogen Pharmaceuticals, Inc., WorldStreet Corporation and Diacrin, Inc., and has more than 30 years of financial management experience in both public and private companies. Mr. Fitzpatrick began his professional career at Arthur Andersen LLP. Mr. Fitzpatrick received his B.S. in Accounting from Boston College in 1984 and earned a Certified Public Accountant certificate in the Commonwealth of Massachusetts in 1987. We believe Mr. Fitzpatrick is qualified to serve on our Board based on his extensive experience in executive management in the life sciences industry and his financial knowledge and experience.

Allene Diaz has served as a member of our Board of Directors since April 2019, on the Board of Directors of Mersana Therapeutics, Inc., a clinical-stage biopharmaceutical company, since March 2021, on the Board of Directors of BCLS Acquisition Corporation, a special purpose acquisition company, since October 2020 and on the Board of Directors of Ionis Pharmaceuticals since June 2021. Since August 2020, she has led AMD Consulting, a New Product Planning and Portfolio Management consulting practice. She served as the Senior Vice President, R&D Portfolio Management at GlaxoSmithKline plc, a multinational pharmaceutical company, from September 2019 until June 2020. Prior to that, she served as the Senior Vice President of Global Commercial Development and Program Strategy at TESARO, Inc., a pharmaceutical company, since May 2015 to September 2019. Prior to her tenure at TESARO, Inc., Ms. Diaz spent seven years at EMD/Merck Serono, divisions of Merck KGaA, Darmstadt, Germany in a variety of roles including Senior Vice President, Managed Markets and Senior Vice President, Head of US Oncology Commercial. She also spent time as the Head of Global Strategic Planning and as the Head of the Global Oncology Business Unit for Merck Serono. In addition, Ms. Diaz has held marketing, management, new product planning, sales, and medical affairs positions at several leading biopharmaceutical companies, including Amylin Pharmaceuticals, LLC, Biogen Inc., Cancervax Corporation, Parke, Davis and Company, and Pfizer Inc. Ms. Diaz served as an independent director of Erytech Pharma SA, a clinical-stage biopharmaceutical company from September 2016 to September 2019. Ms. Diaz has a B.S. from Florida State University. We believe that Ms. Diaz’s experience with pharmaceutical companies and her executive leadership, managerial and business experience qualifies her to serve on our Board of Directors.

Alexey Margolin, Ph.D. is our co-founder and has served as a member of our Board of Directors since September 2011, and Chairman of our Board of Directors since February 2019. He served as our Chief Executive Officer from September 2011 to February 2019. From September 2011 to February 2017, Dr. Margolin also served as our President. He currently serves as Chairman of the Board of Synspira Therapeutics. From September 2011 to April 2014, Dr. Margolin served as Chief Executive Officer of Alcresta Therapeutics, Inc. ("Alcresta"), which he also co-founded and where he currently serves on the board of directors. From September 2011 to July 2013, Dr. Margolin also served as President of Alcresta. Prior to Alcresta, Dr. Margolin co-founded Alnara Pharmaceuticals, Inc. ("Alnara"), in 2008, where he was President and Chief Executive Officer until 2010, when Alnara was acquired by Eli Lilly & Co., or Eli Lilly. Previously, Dr. Margolin also served as Chief Scientific Officer of Altus Pharmaceuticals, Inc. ("Altus"), through 2007, where he initiated and led several therapeutics programs based on protein crystallization technology. In 2003, Dr. Margolin is the author of more than 60 publications and is an inventor on numerous patents. Dr. Margolin holds both his M.S. in chemistry and Ph.D. in bio-organic chemistry from Moscow University. We believe that Dr. Margolin is qualified to serve on our Board of Directors because of his extensive experience and knowledge in the fields of protein drug development and enzymology.

Ann C. Miller, M.D. has served as a member of our Board of Directors since October 2020. Dr. Miller serves as a member of the board of directors of Inovio Pharmaceuticals, Inc., a publicly held biotechnology company focused on the discovery, development, and commercialization of its synthetic DNA technology targeted against cancers and infectious diseases. Previously, she served on the board of Puma Biotechnology, Inc., a biopharmaceutical company. Prior to that, Dr. Miller worked at Sanofi S.A. from 2012 until her retirement in September 2018, serving as Vice President of Marketing and Vice President of Global Marketing, Oncology Division. From 2009 to 2011, Dr. Miller served as Senior Vice President of Pharmaceutical Services at Eisai Co., Ltd., leading its Primary Care and Specialty Business unit. Dr. Miller previously served in management roles in global marketing at Amgen Inc. and in positions of increasing responsibility at Merck & Co., Inc. over a period of 16 years. Dr. Miller received an M.D. from the Duke University School of Medicine and a B.A. in chemistry with honors from Duke University. She is a member of the Duke University Medical Alumni Council. We believe Dr. Miller is qualified to serve on our Board of Directors based on her broad commercial background in the biopharmaceutical industry and her clinical training and experience.

Gino Santini has served as a member of our Board of Directors since February 2012. Mr. Santini is a member of the board of directors of Horizon Pharma plc (Nasdaq: HZNP), Intercept Pharmaceuticals (Nasdaq: ICPT), Collegium Pharmaceuticals (Nasdaq: COLL), Artax Biopharma and Enalare Therapeutics Inc. He previously served on the boards of AMAG Pharmaceuticals (AMAG), SORIN SpA (SRN.MI) and Vitae Pharmaceuticals (Nasdaq: VTAE) until their acquisitions. Mr. Santini has been an advisor of European and US venture capital funds, and pharmaceutical and biotechnology companies since 2011, when he retired after a 27-year career at Eli Lilly. Mr. Santini’s last role at Eli Lilly was Senior Vice President of corporate strategy and business development. Mr. Santini holds a degree in Mechanical Engineering from the University of Bologna and an M.B.A. from the Simon School of Business, University of Rochester. We believe that Mr. Santini’s long career at Eli Lilly and extensive domestic and international commercial, corporate strategy, business development and transaction experience are valuable skill sets for our Board of Directors.

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

The Board of Directors held six (6) meetings during the year ended December 31, 2021. Each of our current directors attended at least 75% of the total of (i) the meetings of the Board of Directors held during the period for which he had been a director and (ii) the meetings of the committee(s) on which that director served during such period. It is our policy to encourage our directors to attend the annual meeting.

Board of Directors Independence

Under the listing requirements and rules of The Nasdaq Stock Market ("Nasdaq"), independent directors must compose a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Our Board of Directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our Board of Directors determined that all directors, other than Dr. Brenner, qualify as “independent” directors within the meaning of the Nasdaq rules. As required under applicable Nasdaq rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors is divided into three staggered classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2022 for Class II directors, 2023 for Class III directors and 2024 for Class I directors.

•
Our Class I directors are Alexey Margolin, Ph.D. and Mark J. Fitzpatrick
•
Our Class II directors are Louis Brenner, M.D., and Allene Diaz; and
•
Our Class III directors are Ann C. Miller, M.D. and Gino Santini.

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

Committees of the Board of Directors

The Board of Directors has three committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Continuing directors and our nominees for election as director are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances, and are also required to participate in the meetings of committees on which they serve. The following table provides membership information for each committee as of April 25, 2022:

Name	Audit	Nominating and Corporate Governance	Compensation
Allene Diaz		✓	✓*
Mark Fitzpatrick	✓*†
Alexey Margolin, Ph.D.		✓*
Ann C. Miller, M.D.	✓		✓
Gino Santini	✓		✓

* Committee Chairman

† Financial Expert

Audit Committee

The members of our audit committee include Mr. Fitzpatrick, Dr. Miller and Mr. Santini. Mr. Fitzpatrick serves as chair of the audit committee. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.allenapharma.com. The inclusion of our website address here and elsewhere in this Amendment does not include or incorporate by reference the information on our website into this Amendment. The audit committee held four (4) meetings during the year ended December 31, 2021.

Our Board of Directors has determined that Mr. Fitzpatrick, Dr. Miller and Mr. Santini are independent directors, as independence is currently defined in Rule 5605 of the Nasdaq listing standards and Rule 10A-3 under the Exchange Act. In addition, our Board of Directors has determined that each member of the audit committee is financially literate and that Mr. Fitzpatrick qualifies as an “audit committee financial expert” as defined in applicable SEC rules. In making this determination, our Board of Directors has considered the formal education and nature and scope of their previous experience, coupled with past and present service on various audit committees. The responsibilities of our audit committee include, among other things:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Margolin and Ms. Diaz. Dr. Margolin serves as chair of the nominating and corporate governance committee. Our Board of Directors has determined that all the members of our nominating and corporate governance committee are independent as independence is currently defined in Section 5605 of the Nasdaq listing standards. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.allenapharma.com. The nominating and corporate governance committee held one (1) meeting during the year ended December 31, 2021.

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
•
recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board of Directors' committees;
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

Compensation Committee

The members of our compensation committee are Ms. Diaz, Dr. Miller and Mr. Santini. Ms. Diaz serves as chair of the compensation committee. All members of our compensation committee are independent as independence is currently defined in Section 5605 of the Nasdaq listing standards, and qualify as non-employee directors under Rule 16b-3 of the Exchange Act and outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The compensation committee operates under a written charter that satisfies the applicable standards of Nasdaq and which is available on our website at www.allenapharma.com. The compensation committee held four (4) meetings during the year ended December 31, 2021.

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

The compensation committee discharges the Board of Directors' responsibilities relating to compensation of the Company’s directors and executive officers, oversees the Company’s overall compensation structure, policies and programs, reviews the Company’s processes and procedures for the consideration and determination of director and executive compensation, and is responsible for producing an annual report for inclusion in our annual proxy statement or our annual report on Form 10-K, as applicable, in accordance with applicable rules and regulations. As part of its process for approving the compensation for our executive officers other than our Chief Executive Officer, the compensation committee reviews and considers the recommendations made by our Chief Executive Officer. In fulfilling its responsibilities, the compensation committee may delegate any or all of its responsibilities to a subcommittee of the compensation committee, but only to the extent consistent with our amended and restated certificate of incorporation, amended and restated bylaws, Nasdaq rules, and other applicable law. In addition, pursuant to its charter, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation.

Compensation Committee Interlocks and Insider Participation

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2021.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.allenapharma.com, under the corporate governance tab on our website. We intend to satisfy applicable disclosure requirements regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet address set forth above.

Stockholder Communications with Our Board

Stockholders wishing to communicate directly with our Board of Directors may send correspondence to our Secretary, c/o Allena Pharmaceuticals, Inc., One Newton Executive Park, Suite 202, Newton, MA 02462. Our Secretary will relay the information received to the Board of Directors. Stockholders may also visit our website at www.allenapharma.com and select “Contact” to communicate online with us.

Item 11. Executive Compensation

Compensation Overview

This compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers for 2021, who were Louis Brenner, M.D., our current President and Chief Executive Officer, Richard Katz, M.D., our current Chief Financial Officer and Edward Wholihan, our former Chief Financial Officer. We refer to these three individuals as our named executive officers for 2021.

On January 29, 2021, Dr. Katz executed an employment agreement pursuant to which he became our Chief Financial Officer. On March 31, 2021.

On March 31, 2021, Mr. Wholihan executed a transition agreement pursuant to which he would remain employed by us as a full-time employee until March 31, 2021, and thereafter serve as a part-time consultant for the period beginning April 1, 2021 through December 31, 2021.

Our executive compensation program is based on a pay for performance philosophy. Compensation for our named executive officers is composed primarily of the following main components: base salary, bonus and long-term equity incentives. Our named executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans.

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

Role of Compensation Consultant

Our compensation committee has engaged Pearl Meyer & Partners, LLC ("Pearl Meyer"), an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs. Prior to our engagement with Pearl Meyer, we had engaged Aon Hewitt, another independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs.

Our compensation committee charter requires that its compensation consultants be independent of Company management. During 2021, neither Pearl Meyer nor Aon Hewitt provided services to us other than the services to our compensation committee described in this proxy statement. Our compensation committee performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our compensation committee has determined that Pearl Meyer and Aon Hewitt are independent and that their work has not raised any conflict of interests.

2021 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Louis Brenner, M.D.	2021	563,631	1,403,938	—	—	13,229	1,980,798
President & Chief Executive Officer	2020	540,000	—	481,983	270,000	13,218	1,305,201
Richard Katz , M.D.(5)	2021	358,539	505,049	—	—	13,091	876,679
Chief Financial Officer	2020	—	—	—	—	—	—
Edward Wholihan	2021	121,118	—	—	—	102,706 (6)	223,824
Former Chief Financial Officer	2020	389,500	—	140,923	155,800	13,039	699,262

(1)
Amounts reflect the grant date fair value of option awards granted in 2021 in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 regarding assumptions we made in determining the fair value of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of applicable awards.
(2)
Amounts reflect the grant date fair value of restricted stock units granted in 2020 in accordance with ASC 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 regarding assumptions we made in determining the fair value of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or settlement of applicable awards.
(3)
The amounts reported represent bonuses paid based upon the achievement of company and individual performance objectives for 2020.
(4)
Amounts reported represent life and long-term disability insurance premiums paid by us for the applicable year of which the named executive officers are the beneficiaries of the insurance and our matching contributions made in accordance with the provisions of our 401(k) retirement plan.
(5)
Dr. Katz was appointed Chief Financial Officer on January 29, 2021.

(6)
Mr. Wholihan executed a transition agreement pursuant to which he would remain employed by the Company as a full-time employee until March 31, 2021, and thereafter serve as a part-time consultant for the period beginning April 1, 2021 through December 31, 2021. Amount reported in this column includes $90,000 of consulting fees paid to Mr. Wholihan for his services through December 31, 2021.

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

Annual Cash Bonuses

We believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by the Board of Directors. We have an annual objective-setting and review process for our named executive officers that is the basis for determination of potential annual bonuses. Our Board of Directors reviews and approves both the annual objectives and the payment of annual bonuses for our executives. Our employment agreements with our named executive officers provide that they will be eligible for annual performance-based bonuses up to a specific percentage of their salary, subject to approval by our Board of Directors. The performance-based bonus is tied to a set of specified corporate goals for our named executive officers and we conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our Board of Directors primarily based on such review process. Our Board of Directors makes the final determination of both the specified corporate goals and the eligibility requirements for and the amount of such bonus awards. We did not award bonuses to our named executive officers for 2021 performance.

Equity-Based Compensation

Equity-based compensation is an integral part of our overall compensation program. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly qualified executives, achieve strong long-term stock price performance and align our executives’ interests with those of our stockholders. In addition, equity awards are subject to vesting over time, subject to the executive’s continued employment with the Company, and this vesting feature contributes to executive retention. We have historically granted stock option awards at the start of employment to each executive and our other employees. We also make grants of additional equity to our executive officers on an annual basis.

Employment Arrangements with Our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. Except as noted below, these employment agreements will provide for “at will” employment and contain the additional terms summarized below:

Louis Brenner, M.D.. On January 4, 2019, Dr. Brenner executed an amended and restated employment agreement (the “A&R Employment Agreement”) with the Company to become the Company’s President and Chief Executive Officer and a member of the Board of Directors, effective as of February 1, 2019.

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

On January 28, 2022, Dr. Brenner executed a retention agreement with the Company. Pursuant to this retention agreement (i) in February 2022, we made a lump sum retention payment of $376,600 to Dr. Brenner (“Dr. Brenner’s Retention Payment”), (ii) Dr. Brenner received an increase of 6.5% to his then current base salary, retroactive to January 1, 2022 and (iii) we granted 655,000 restricted stock units (RSUs) to Dr. Brenner which will vest ratably in equal installments on July 15th and January 15th of each year over the three-year period immediately following the grant date of February 1, 2022 and will accelerate in full upon the consummation of a change in control (provided that Dr. Brenner maintains a continuous service relationship with us through each applicable vesting date) ((i)-(iii), collectively being the “Dr. Brenner’s Retention Compensation”); provided, that Dr. Brenner agrees to (A) remain employed by us until September 30, 2022, unless earlier terminated by us (September 30, 2022, or any such earlier date if Dr. Brenner’s employment is earlier terminated by us, “Dr. Brenner’s Employment Retention Date”), (B) if requested by us on or before Dr. Brenner’s Employment Retention Date, provide three months’ of consulting services to us (the period during which Dr. Brenner performs Consulting Services, the “Consulting Period”) (for no more than 20 hours per month unless Dr. Brenner and we mutually agree) at an hourly rate derived using Dr. Brenner’s current base salary (the period of Dr. Brenner’s employment with us through the Dr. Brenner’s Employment Retention Date and any Consulting Period is referred to herein as the “Dr. Brenner’s Retention Period”) and (C) execute a release of claims.

Under Dr. Brenner’s Retention Agreement, Dr. Brenner will be required to repay 100% of his retention payment if he terminates his employment with us for any reason, fails to provide the consulting services described above or his employment is terminated by us for cause (as defined in the A&R Employment Agreement), in each case, prior to June 30, 2022, and 50% of the his retention payment if he terminates his employment with us for any reason, fails to provide the consulting services described above through, at the latest, December 31, 2022, or is terminated by us for cause, in each case, between July 1, 2022 and the end of Dr. Brenner’s Retention Period.

In addition to the foregoing, Dr. Brenner’s Retention Agreement provides that if Dr. Brenner is terminated by us without cause or if Dr. Brenner terminates his employment with us for good reason (as defined in the A&R Employment Agreement) (each a “Qualifying Termination”), we will pay Dr. Brenner two-thirds of his severance amount (as defined in the A&R Employment Agreement), reduced by the amount of the applicable retention payment he received prior to the Qualifying Termination.

Dr. Brenner’s Retention Agreement further provides that if a Qualifying Termination occurs during the 12-month period immediately following the occurrence of a change in control that does not occur after the commencement of, or as a result of, any insolvency proceeding, we will pay Dr. Brenner the severance benefits provided for in the A&R Employment Agreement, reduced by the amount of the applicable retention payment he received prior to the Qualifying Termination.

In connection with Dr. Brenner’s receipt of the Retention Compensation he has agreed that his Retention Agreement supersedes specified provisions in the A&R Employment Agreement regarding severance compensation except to the extent described above.

Richard Katz, M.D.. Pursuant to Mr. Katz’s employment agreement dated January 29, 2021, Mr. Katz’s initial base salary was equal to $395,000, his initial annual target incentive compensation was equal to 40 percent of his base salary, and he is eligible to participate in the Company’s benefit plan as in effect from time to time. In addition, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or he terminates his employment for “good reason” (as defined in his employment agreement), and subject to delivery of a fully effective release of claims he will be entitled to an amount equal to nine (9) months of his then-current base salary plus nine (9) months of his target annual incentive compensation for the prior fiscal year, payable in substantially equal installments for a period of nine (9) months following his termination of employment, plus our continued payment of the employer portion of health insurance premiums for nine (9) months or, if earlier, until such time as Mr. Katz’s COBRA period expires or he becomes eligible for group health insurance from another employer. If Mr. Katz’s employment is terminated by us without cause or he terminates his employment for good reason, in each case within twelve (12) months after a change in control, then in lieu of the foregoing severance, and subject to the delivery of a fully effective release of claims, Mr. Wholihan will be entitled to receive (i) a lump sum amount equal to the sum of twelve (12) months of his then-current base salary plus nine (9) months of his target annual incentive compensation for the year in which the termination occurs, (ii) a prorated portion of the target annual incentive compensation for the year in which the date of termination occurs, payable when the annual incentive compensation would otherwise be paid, (iii) any earned, but unpaid annual bonus for the year immediately prior to the year in which the date of termination occurs and (iv) continued payment of the employer portion of health insurance premiums for twelve (12) months or, if earlier, until such time as Mr. Katz’s COBRA period expires or he becomes eligible for group health insurance from another employer. In addition, all time-based stock options or other time-based stock awards granted to Mr. Katz will accelerate and vest in full.

On January 28, 2022, Dr. Katz executed a retention agreement with the Company. Pursuant to this retention agreement (i) in February 2022, we made a lump sum retention payment of $211,600 to Dr. Katz (“Dr. Katz’s Retention Payment”), (ii) Dr. Katz received an increase of 6.5% to his then current base salary, retroactive to January 1, 2022 and (iii) we granted 255,000 RSUs to Dr. Katz which will vest ratably in equal installments on July 15th and January 15th of each year over the three-year period immediately following the grant date of February 1, 2022 and will accelerate in full upon the consummation of a change in control (provided that Dr. Katz maintains a continuous service relationship with us through each applicable vesting date) ((i)-(iii), collectively being the “Dr. Katz’s Retention Compensation”); provided, that Dr. Katz agrees to (A) remain employed by us until September 30, 2022, unless earlier terminated by us (September 30, 2022, or any such earlier date if Dr. Katz’s employment is earlier terminated by us, “Dr. Katz’s Employment Retention Date”), (B) if requested by us on or before Dr. Katz’s Employment Retention Date, provide three months’ of consulting services to us (the period during which Dr. Katz performs Consulting Services, the “Consulting Period”) (for no more than 20 hours per month unless Dr. Katz and we mutually agree) at an hourly rate derived using Dr. Katz’s current base salary (the period of Dr. Katz’s employment with us through the Dr. Katz’s Employment Retention Date and any Consulting Period is referred to herein as the “Dr. Katz’s Retention Period”) and (C) execute a release of claims.

Under Dr. Katz’s Retention Agreement, Dr. Katz will be required to repay 100% of his retention payment if he terminates his employment with us for any reason, fails to provide the consulting services described above or his employment is terminated by us for cause (as defined in his employment agreement), in each case, prior to June 30, 2022, and 50% of the his retention payment if he terminates his employment with us for any reason, fails to provide the consulting services described above through, at the latest, December 31, 2022, or is terminated by us for cause, in each case, between July 1, 2022 and the end of Dr. Katz’s Retention Period.

In addition to the foregoing, Dr. Katz’s Retention Agreement provides that if Dr. Katz experiences a Qualifying Termination (as defined above), we will pay Dr. Katz two-thirds of his severance amount (as defined in his employment agreement), reduced by the amount of the applicable retention payment he received prior to the Qualifying Termination.

Dr. Katz’s Retention Agreement further provides that if a Qualifying Termination occurs during the 12-month period immediately following the occurrence of a change in control that does not occur after the commencement of, or as a result of, any insolvency proceeding, we will pay Dr. Katz the severance benefits provided for in his employment agreement, reduced by the amount of the applicable retention payment he received prior to the Qualifying Termination.

In connection with Dr. Katz’s receipt of the Retention Compensation he has agreed that his Retention Agreement supersedes specified provisions in his employment agreement regarding severance compensation except to the extent described above.

Edward Wholihan. On March 31, 2021, Mr. Wholihan entered into a transition agreement with the Company, or the Transition Agreement, pursuant to which the Company would employ Mr. Wholihan through March 31, 2021 and subsequently engage Mr. Wholihan as a part-time consultant for the period beginning on April 1, 2021 through December 31, 2021. Pursuant to the Transition Agreement, (i) the Company would pay Mr. Wholihan $10,000 per month for his consulting services for a period of nine months, (ii) subject to Mr. Wholihan’s continued service to the Company as a consultant, all of the outstanding stock options granted to Mr. Wholihan on December 2, 2019 would continue to vest in accordance with their existing vesting schedules, (iii) all of the outstanding stock options granted to Mr. Wholihan on February 9, 2018 and March 4, 2019 were forfeited and cancelled and (iv) the exercise period for Mr. Wholihan’s vested stock option shares (including any stock option shares that vested during Mr. Wholihan’s employment with the Company and that vested during the period of time during which Mr. Wholihan served as a consultant to the Company under the Transition Agreement) were extended until 90 days following the last day on which his engagement with the Company as a consultant ends. Mr. Wholihan’s engagement with the Company as a consultant ended on December 31, 2021.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information with respect to outstanding option awards held by each of our named executive officers as of December 31, 2021. Equity awards in the table below granted after October 31, 2017 were granted under our 2017 Stock Option and Incentive Plan (the "2017 Plan"). All other equity awards in the table below, except for the option award granted to Mr. Katz that was under the 2021 Inducement Equity Plan (the "2021 Plan"), were granted under our 2011 Stock Incentive Plan, as amended, (the "2011 Plan").

	Option Awards

	Grant Date	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Louis Brenner, M.D.	6/18/2015	4/6/2015	(1)	203,236	—	1.17	6/17/2025
	3/10/2016	12/8/2015	(1)	76,664	—	1.59	3/9/2026
	2/26/2017	1/24/2017	(1)	43,643	—	4.01	2/25/2027
	2/9/2018	2/9/2018	(1)	95,833	4,167	6.91	2/8/2028
	1/4/2019	1/1/2019	(1)	216,041	88,959	7.03	1/3/2029
	12/2/2019	12/2/2019	(2)	187,500	187,500	2.42	12/1/2029
	2/16/2021	2/16/2021	(2)	184,666	701,734	2.10	2/15/2031

Richard Katz, M. D.	2/1/2021	1/29/2021	(1)	—	400,000	1.67	1/31/2031

Edward Wholihan	9/15/2016	6/20/2016	(2)	167,031	—	1.59	3/31/2022
	12/2/2019	12/2/2019	(2)	76,500	—	2.42	3/31/2022

(1)
Stock option vests over four years, with 25% of the shares vesting on the first anniversary of the vesting start date, and the remaining shares vesting in 36 equal monthly installments thereafter.
(2)
Stock option vests over four years, with the shares vesting in 48 equal monthly installments following the vesting start date.

DIRECTOR COMPENSATION

2021 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2021.

Name	Fees Earned or Paid in Cash ($)	Option Award ($)(1)	Total ($)
Robert Alexander, Ph.D. (2)	44,667	30,912	75,579
Allene Diaz (3)	56,000	30,912	86,912
Mark Fitzpatrick (4)	38,750	73,296	112,046
Alexey Margolin, Ph.D. (5)	70,000	30,912	100,912
Ann Miller, M.D. (6)	53,500	30,912	84,412
Gino Santini (7)	67,500	30,912	98,412
Andrew Hack, M.D., Ph.D. (8)	22,917	—	22,917
James Topper, M.D., Ph.D. (9)	20,000	—	20,000

(1)
Amounts reflect the grant date fair value of option awards granted in 2019 in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 regarding assumptions we made in determining the fair value of equity awards. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting.
(2)
As of December 31, 2021, Dr. Alexander held 128,967 options, of which 91,967 options were exercisable.
(3)
As of December 31, 2021, Ms. Diaz held 79,000 options, of which 32,667 options were exercisable.
(4)
Mr. Fitzpatrick joined our Board of Directors in April 2021. As of December 31, 2021, Mr. Fitzpatrick held 74,000 options, none of which were exercisable.
(5)
As of December 31, 2021, Dr. Margolin held 633,219 options, of which 588,302 options were exercisable.
(6)
As of December 31, 2021, Dr. Miller held 65,000 options, of which 9,333 options were exercisable.
(7)
As of December 31, 2021, Mr. Santini held 114,112 options, of which 77,112 options were exercisable.
(8)
Dr. Hack retired from our Board of Directors effective as of June 3, 2021. He did not hold any outstanding options as of December 31, 2021.
(9)
Dr. Topper retired from our Board of Directors effective as of June 3, 2021. He did not hold any outstanding options as of December 31, 2021.

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

In addition, each non-employee director is granted a non-qualified stock option to purchase 74,000 shares of our common stock on the date of such director’s election or appointment to the Board of Directors, which vests in equal annual installments over the three years following the grant date, subject to continued service as a director; provided that, if not already vested, such stock option shall vest and become fully exercisable on the date of the third annual meeting of stockholders following the grant date. On the date of each annual meeting of stockholders of our Company, each continuing non-employee director who has served as a director for the previous six months will be granted a non-qualified stock option to purchase 37,000 shares of common stock, which will vest and become fully exercisable upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders following the date of grant, subject to continued service as a director through such date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of April 25, 2022 by:

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

The table lists applicable percentage ownership based on 89,774,309 shares of common stock outstanding as of April 25, 2022. Unless otherwise noted below, the address of each person listed on the table is c/o Allena Pharmaceuticals, Inc., One Newton Executive Park, Suite 202, Newton, MA 02462.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after April 25, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:
None
% Directors and executive officers:
Louis Brenner, M.D. (1)	1,496,126	1.6%
Allene Diaz (2)	79,000	*
Mark Fitzpatrick (3)	29,667	*
Alexey Margolin, Ph.D. (4)	1,441,971	1.6%
Ann Miller, M.D. (5)	46,333	*
Gino Santini (6)	129,684	*
Richard Katz, M.D. (7)	133,333	*
All executive officers and directors as a group (7 persons) (8)	3,356,114	3.7%

* Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)
Includes (i) 288,576 shares of common stock and (ii) options to purchase 1,207,550 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(2)
Includes options to purchase 79,000 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(3)
Includes (i) 5,000 shares of common stock and (ii) options to purchase 24,667 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.

(4)
Includes (i) 808,752 shares of common stock and (ii) options to purchase 633,219 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(5)
Includes options to purchase 46,333 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(6)
Includes (i) 15,572 shares of common stock and (ii) options to purchase 114,112 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(7)
Includes options to purchase 133,333 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.
(8)
Includes options to purchase 2,238,214 shares of common stock presently exercisable or exercisable within sixty (60) days of April 25, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2011 Plan, our 2017 Plan, our 2021 Plan and our 2017 Employee Stock Purchase Plan (the "ESPP").

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	5,973,837	2.98	1,104,003 (2)
Equity compensation plans not approved by security holders (3):	792,000	1.48	808,000
Total	6,765,837	2.81	1,912,003

(1)
Consists of the 2011 Plan, the 2017 Plan and the ESPP.
(2)
As of December 31, 2021, there were 798,476 shares available for grant under the 2017 Plan and 305,527 shares available for grants under the ESPP. As of the closing of our initial public offering, no additional equity awards may be granted under the 2011 Plan.
(3)
Consists of the 2021 Plan. For more information on the 2021 Plan, see Note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Person Transactions

Other than compensation arrangements, during our last fiscal year, we have engaged in the following transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and such 5% stockholders, in which the amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or 1% of our total assets as of December 31, 2021. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

Agreements with our Stockholders

In connection with our preferred stock financings, we entered into an investor rights agreement (the "Investor Rights Agreement"), a right of first refusal and co-sale agreement, and voting agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. The rights under each of these shareholder agreements terminated upon the closing of our initial public offering, other than certain registration rights for certain holders of our preferred stock as provided for in the Investor Rights Agreement and described below.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

Ernst & Young LLP, Boston, MA, PCAOB Auditor ID: 42. We retained Ernst & Young LLP to provide audit services for the fiscal years ended December 31, 2021 and 2020. In the table below, audit fees reflects fees for audit services for the year ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$ 532,500	$ 530,000
Audit-Related Fees	$ —	$ —
Tax Fees	$ —	$ —
All Other Fees	$ —	$ 1,505
Total	$ 532,500	$ 491,897

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

Dated: April 29, 2022

ALLENA PHARMACEUTICALS, INC.

By:	/s/ Louis Brenner, M.D.
Louis Brenner, M.D.
Chief Executive Officer and Director (Principal Executive Officer)