Form 10-Q
period 2022-03-31
Allena Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act.

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

As of May 9, 2022, the registrant had 107,725,169 shares of common stock, $0.001 par value per share, outstanding.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits hereto and to the registration statement of which this Quarterly Report on Form 10-Q is a part completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,895	$29,988
Prepaid expenses and other current assets	11,302	3,018
Total current assets	20,197	33,006
Property and equipment, net	1,048	1,173
Operating lease assets	364	455
Other assets	123	123
Total assets	$21,732	$34,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,082	$1,030
Loan payable, net of discount	4,893	9,852
Accrued expenses and other current liabilities	1,687	4,480
Operating lease liabilities, net of discount	454	317
Total current liabilities	10,116	15,679
Operating lease liabilities, net of current portion and discount	—	210
Total liabilities	10,116	15,889
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 89,774,309 and 82,969,421 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	90	83
Additional paid-in capital	269,791	265,237
Accumulated deficit	(258,265)	(246,452)
Total stockholders’ equity	11,616	18,868
Total liabilities and stockholders’ equity	$21,732	$34,757

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$7,758	$7,852
General and administrative	3,799	3,558
Total operating expenses	11,557	11,410
Loss from operations	(11,557)	(11,410)
Other income (expense):
Interest expense, net	(249)	(235)
Other income (expense), net	(7)	9
Other expense, net	(256)	(226)
Net loss	$(11,813)	$(11,636)
Net loss per share attributable to common stockholders—basic and diluted	$(0.13)	$(0.21)
Weighted-average common shares outstanding—basic and diluted	89,382,587	55,021,149
Comprehensive loss	$(11,813)	$(11,636)

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	50,821,361	$51	$220,307	$(197,789)	$22,569
Issuance of stock, net of issuance costs	6,058,318	6	11,697	—	11,703
Stock-based compensation	—	—	867	—	867
Net loss	—	—	—	(11,636)	(11,636)
Balance at March 31, 2021	56,879,679	$57	$232,871	$(209,425)	$23,503

Balance at December 31, 2021	82,969,421	$83	$265,237	$(246,452)	$18,868
Issuance of stock, net of issuance costs	6,804,888	7	3,937	—	3,944
Stock-based compensation	—	—	617	—	617
Net loss	—	—	—	(11,813)	(11,813)
Balance at March 31, 2022	89,774,309	$90	$269,791	$(258,265)	$11,616

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,813)	$(11,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	617	867
Depreciation expense	125	65
Non-cash interest expense	41	9
Non-cash lease expense	97	83
Changes in assets and liabilities:
Prepaid expenses and other current assets	(8,284)	(17)
Accounts payable	2,052	468
Accrued expenses	(2,793)	199
Operating lease liabilities	(79)	(74)
Net cash used in operating activities	(20,037)	(10,036)
Cash flows from investing activities:
Purchases of property and equipment	—	(422)
Net cash used in investing activities	—	(422)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,944	11,703
Repayment of loan payable	(5,000)	—
Net cash (used in) provided by financing activities	(1,056)	11,703
Net (decrease) increase in cash and cash equivalents	(21,093)	1,245
Cash and cash equivalents, beginning of period	29,988	35,042
Cash and cash equivalents, end of period	8,895	36,287

Supplemental disclosures:
Property and equipment purchases included in accounts payable	$—	$6

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a clinical stage company focused on developing non-absorbed oral enzyme therapeutics to treat metabolic conditions including hyperuricemia and gout. The Company was incorporated under the laws of the State of Delaware on June 24, 2011. The Company’s headquarters are in Newton, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $258.3 million at March 31, 2022 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2022, the Company had $8.9 million of cash and cash equivalents.

The Company’s available cash and cash equivalents as of March 31, 2022 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. The Company requires additional capital to sustain its operations, including its ALLN-346 development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. In January 2022, the Company initiated a process to explore a range of strategic and financing alternatives to maximize stockholder value and has engaged the investment bank Stifel, Nicolaus & Company, Inc. ("Stifel") to act as strategic advisor for this process. Potential strategic alternatives that may be evaluated include a partnership or sale of ALLN-346, a sale or merger of the Company, or securing additional financing to enable further development of the Company's ALLN-346 program. There can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed. If the Company is unable to complete a transaction, it may be required to seek an in-court or out-of-court restructuring of its liabilities.

As part of the strategic process, the Compensation Committee of the Board of Directors approved a retention plan on January 28, 2022, available to all employees (the "Retention Plan"). Employees were required to execute retention agreements to receive payments and other considerations offered by the Retention Plan. Employees who executed a retention agreement received a salary adjustment equal to 6.5% retroactive to January 1, 2022, a restricted stock unit ("RSU") grant and a lump sum retention payment. A total of 2,998,500 RSUs were granted on February 1, 2022 under the Retention Plan. Lump sum retention payments totaling $3.0 million were made to employees in February 2022. If an employee resigns from the Company or is terminated for cause prior to June 30, 2022, the employee would be required to fully repay the lump sum retention payment received. If an employee resigns from the Company or is terminated for cause between July 1, 2022 and September 30, 2022, the employee would be required to repay 50% of the lump sum retention payment received.

During the first quarter of 2022, the Company made voluntary principal repayments of $5.0 million of the $10.0 million that was outstanding as of December 31, 2021 under the loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (the “Pontifax Agreement”). The outstanding principal balance as of the filing date of this Quarterly Report is $5.0 million. The Company also purchased Directors' & Officers' run-off insurance for $6.8 million in March 2022.

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

On May 3, 2022, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to issue, in a registered direct offering, an aggregate of 2,872.1376 shares of Preferred Stock (split evenly between the Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), and Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock” and together with the Series D Preferred Stock, the “Preferred Stock”)). The Company received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock, after deducting offering expenses and placement agent fees. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $0.16 per share. H.C. Wainwright & Co., LLC (“HCW”) was the exclusive placement agent for this offering. On May 5, 2022, the Preferred Stock investor converted all of its Series D Preferred Stock into 8,975,430 shares of common stock, and on May 9, 2022, the Preferred Stock investor converted all of its Series E Preferred Stock into 8,975,430 shares of common stock.

In a concurrent private placement, the Company also issued to the Preferred Stock investor unregistered warrants (the “2022 Common Warrants”) to purchase up to an aggregate of 22,438,575 shares of the Company’s common stock, at an exercise price of $0.1694 per share. The 2022 Common Warrants will become exercisable six months after the date of issuance, and will have a term of five years from the initial exercise date. The Company also issued to designees of HCW, in a concurrent private placement, warrants to purchase up to 1,256,561 shares of Common Stock (the “HCW Warrants”). The HCW Warrants are exercisable for $0.20 per share and will be exercisable six months after the date of issuance and have a term of five years from the commencement of sales pursuant to the registered direct offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations and cash flows for the three months ended March 31, 2022 and March 31, 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

The remainder of the Company’s significant accounting policies are described in the Annual Report filed on Form 10-K for the year ended December 31, 2021 that was filed with the United States Securities and Exchange Commission on March 31, 2022.

Recently Adopted Accounting Pronouncements

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did have a material impact on the Company's condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(11,813)	$(11,636)
Net loss attributable to common stockholders	$(11,813)	$(11,636)
Denominator:
Weighted-average common shares—basic and diluted	89,382,587	55,021,149
Net loss per share attributable to common stockholders—basic and diluted	$(0.13)	$(0.21)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Stock options	5,737,536	6,535,091
Restricted stock units	2,251,500	620,277
Warrants	10,687,912	9,040
Common stock issuable upon conversion of outstanding debt	1,219,512	2,439,024
Total	19,896,460	9,603,432

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$7,895	$7,895	$—	$—
Total assets	$7,895	$7,895	$—	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,523	$16,523	$—	$—
Total assets	$16,523	$16,523	$—	$—

At March 31, 2022 and December 31, 2021, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the three months ended March 31, 2022 and the year ended December 31, 2021. There were no transfers within the fair value hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their carrying values.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and employee-related expenses	$195	$371
Third-party research and development expenses	1,082	3,195
Professional fees	232	677
Loan interest	—	227
Other	178	10
Total accrued expenses	$1,687	$4,480

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

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$238
2023	231
Total maturities	469
Less: Amount representing interest	(15)
Present value of operating lease liabilities	$454

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2022 and 2021 was $0.1 million. The Company’s operating leases had a weighted average remaining lease term of 1.0 years and a weighted average discount rate of 5.5% at March 31, 2022.

The Company is also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease). The Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of March 31, 2022.

7. Convertible Debt Agreement

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

Pontifax, at its option, has the right to convert at any time any portion of the then outstanding borrowings and all accrued but unpaid interest into shares of the Company’s common stock, at the applicable conversion price. The conversion price for borrowings outstanding under the Pontifax Agreement is fixed at $4.10 per share. If the Company consummates a stock split, stock combination, reclassification, payment of stock dividend, recapitalization or other similar transaction (each a “Stock Event”), then the applicable conversion price will be proportionately increased or decreased as necessary to reflect the proportionate change in shares of the Company’s common stock issued and outstanding as a result of such Stock Event.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion. The Company has reserved 1,219,512 shares of its common stock for conversion of the outstanding debt balance as of March 31, 2022.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at March 31, 2022 and December 31, 2021. The Company determined the conversion feature was not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

As part of the strategic process initiated in January 2022, the Company has held discussions with Pontifax regarding repayment of amounts outstanding under the Pontifax Agreement. Taking into consideration the available cash and cash equivalents at December 31, 2021 along with the termination of its reloxaliase program in March 2022 and its inability to raise sufficient capital to sustain its operations as of the date of this Quarterly Report, the Company determined that, consistent with the determination at December 31, 2021, it was appropriate to classify the full amount outstanding under the Pontifax Agreement as a current liability as of March 31, 2022 given the subjective acceleration of payment under the material adverse change clause. During the first quarter of 2022, the Company made voluntary repayments of principal totaling $5.0 million.

The minimum aggregate future loan and interest payments at March 31, 2022 are as follows (in thousands):

Years Ending December 31,
2022	$803
2023	2,760
2024	2,070
Total minimum payments	$5,633
Less: Amount representing interest	(633)
Less; Discount	(107)
Less: Current portion	(4,893)
Loan payable, net of current portion	$—

8. Stockholders’ Equity

On May 3, 2022, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to issue, in a registered direct offering, an aggregate of 2,872.1376 shares of Preferred Stock (split evenly between the Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock). The Company received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock, after deducting offering expenses and placement agent fees. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $0.16 per share. HCW was the exclusive placement agent for this offering. On May 5, 2022, the Preferred Stock investor converted all of its Series D Preferred Stock into 8,975,430 shares of common stock, and on May 9, 2022, the Preferred Stock investor converted all of its Series E Preferred Stock into 8,975,430 shares of common stock.

In a concurrent private placement, the Company also issued to the Preferred Stock investor the 2022 Common Warrants to purchase up to an aggregate of 22,438,575 shares of the Company’s common stock, at an exercise price of $0.1694 per share. The 2022 Common Warrants will become exercisable six months after the date of issuance, and will have a term of five years from the initial exercise date. The Company also issued to designees of HCW, in a concurrent private placement, the HCW Warrants to purchase up to 1,256,561 shares of Common Stock. The HCW Warrants are exercisable for $0.20 per share and will be exercisable six months after the date of issuance and have a term of five years from the commencement of sales pursuant to the registered direct offering.

On July 16, 2021, the Company completed a registered direct offering, in which the Company issued and sold 17,416,096 shares of its common stock, pre-funded warrants ("2021 Pre-funded Warrants") to purchase up to an aggregate of 3,941,648 shares of its common stock in lieu of shares of common stock, and warrants ("2021 Common Warrants") to purchase up to 10,678,872 shares of the Company’s common stock through a securities purchase agreement with several healthcare-focused institutional and accredited investors. The combined price of each share of common stock and accompanying 2021 Common Warrant to purchase one-half of a share of common stock was $1.311 per share. The purchase price of each 2021 Pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying 2021 Common Warrant to purchase one-half of a share of common stock, minus $0.01. Gross proceeds of the transaction were $28.0 million. As a result of the registered direct offering, the Company received approximately $25.4 million after deducting offering costs. Each 2021 Common Warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.25 per share. The 2021 Common Warrants are immediately exercisable and expire on July 16, 2026. Each Pre-funded Warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. All of the 2021 Pre-funded Warrants were exercised on July 16, 2021.

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

The Company entered into another At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”) on December 23, 2021. During the first quarter of 2022, the Company issued and sold 6,804,888 shares of its common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The B. Riley ATM Agreement was terminated at the time the Company entered into the Updated B. Riley Agreement.

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Stock options and restricted stock units	11,691,089	8,372,313
Warrants	10,687,912	10,687,912
Common stock issuable upon conversion of outstanding debt	1,219,512	2,439,024
Employee stock purchase plan	306,527	306,527
Total	23,905,040	21,805,776

Warrants

At March 31, 2022 and December 31, 2021, the Company had 10,687,912 warrants outstanding for the purchase of shares of common stock at a weighted average exercise price of $1.26. 10,678,872 warrants with an exercise price of $1.25 expire on July 16, 2026. 9,040 warrants with an exercise price of $11.06 expire on May 1, 2026. Additionally, in a concurrent private placement in connection with the registered direct offering completed in May 2022, the Company issued 22,438,575 warrants with an exercise price of $0.1694 and 1,256,561warrants with an exercise price of $0.20 that expire on May 3, 2027.

9. Stock Incentive Plans

On October 31, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (“2017 Plan”). Upon the adoption of the 2017 Plan, no further grants would be made under the 2011 Stock Incentive Plan (“2011 Plan”). The 2017 Plan initially provided for the grant of awards for 2,038,021 shares of common stock. In addition to the shares available for grant under the 2017 Plan, shares underlying any awards outstanding under the 2011 Plan as of October 31, 2017 that are cancelled, forfeited or otherwise terminated without being exercised will be available for future grant under the 2017 Plan. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the Compensation Committee of the registrant’s Board of Directors. On January 1, 2020, 2021 and 2022, the shares available for grant under the 2017 Plan were automatically increased by 989,400, 2,032,854 and 3,318,776 shares, respectively.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan. As of March 31, 2022, 2,590,678 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”). The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock. The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company. The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of March 31, 2022, 1,111,375 shares of common stock were available for future grant under the 2021 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$170	$247
General and administrative	447	620
Total	$617	$867

The fair value of each stock option granted to employees and directors during the three months ended March 31, 2021 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

Risk-free interest rate	0.4%-1.1%
Expected dividend yield	—%
Expected term (in years)	5.0-7.0
Expected volatility	93%-94%

The Company did not grant any stock options during the three months ended March 31, 2022. A summary of the stock option activity under the 2011, 2017 and 2021 Plans during the three months ended March 31, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,765,837	$2.81	7.6	$3
Granted	—	—
Exercised	—	—
Forfeited	(1,015,125)	2.29
Expired	(13,176)	0.42
Outstanding at March 31, 2022	5,737,536	2.90	7.3	$—
Exercisable at March 31, 2022	3,211,793	$3.49	6.3	$—

As of March 31, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $3.8 million. This amount is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units (RSUs)

On February 1, 2022, the Company awarded 2,998,500 RSUs to employees of the Company as part of the Retention Plan. The RSUs vest over a three-year period ratably on July 15th and January 15th of each year following grant date. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	—	$—
Granted	2,998,500	0.40
Vested	—	—
Forfeited	(747,000)	0.40
Nonvested at March 31, 2022	2,251,500	$0.40

As of March 31, 2022, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.9 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2022.

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

We previously had been developing reloxaliase, a first-in-class, oral enzyme therapeutic for the treatment of hyperoxaluria, a metabolic disorder characterized by markedly elevated urinary oxalate, or UOx, levels and commonly associated with kidney stones, CKD and ESRD. However, in March 2022 we terminated this program following the first of two planned sample size re-estimations (SSR1) of the Phase 3 URIROX-2 Trial, which was conducted by an independent data safety monitoring board (DSMB) statistician. Based on the results of its unblinded analysis, the DSMB recommended that the trial size be increased from the initial 200 subjects to the maximum allowed number of 400 subjects under the pre-specified rules. However, even with this maximum recommended sample size increase, the power to detect an effect of reloxaliase vs. placebo would still be less than 80% based on the available data. Based upon this recommendation, we believe that the separation between the reloxaliase and placebo groups for the UOx primary endpoint is lower than expected, and therefore that the likelihood of success for the long term endpoint of reduction in kidney stone disease progression is also lower than expected. We have therefore decided to terminate the URIROX-2 study. No further clinical studies of reloxaliase are planned at this time.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $11.8 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had cash and cash equivalents of $8.9 million and an accumulated deficit of $258.3 million. If we are able to secure adequate financing to continue our operations, we anticipate that our expenses will increase significantly as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may seek to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue as a going concern.

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

We are seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that we will receive such approval or that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements, even if we do obtain such approval.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2022	2021
Reloxaliase external costs	$2,570	$3,970
ALLN-346 external costs	1,096	1,123
Employee compensation and benefits	3,292	2,160
Other	800	599
Total research and development expenses	$7,758	$7,852

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $109.9 million of external research and development costs for reloxaliase and $19.3 million of external research and development costs for ALLN-346. Provided that we are able to secure sufficient capital to continue our operations, we expect that our research and development costs will increase in future years as we advance our ALLN-346 program, including initiating additional clinical trials and scaling our manufacturing processes.

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

If we are able to secure adequate financing to continue our operations, we expect that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses.

Interest Expense, Net

Interest expense, net, primarily consists of interest income earned on our cash and cash equivalents, interest expense incurred on our credit facility and amortized debt discount related to debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on foreign currency transactions.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021(in thousands):

	Three Months Ended March 31,		Dollar
	2022	2021	Change
Operating expenses:
Research and development	$7,758	$7,852	$(94)
General and administrative	3,799	3,558	241
Total operating expenses	11,557	11,410	147
Loss from operations	(11,557)	(11,410)	(147)
Other income (expense):
Interest expense, net	(249)	(235)	(14)
Other income (expense), net	(7)	9	(16)
Other income (expense), net	(256)	(226)	(30)
Net loss	$(11,813)	$(11,636)	$(177)

Research and Development Expense

Research and development expense was $7.8 million for the three months ended March 31, 2022 and $7.9 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021(in thousands):

	Three Months Ended March 31,		Dollar
	2022	2021	Change
Clinical development external costs	$3,323	$3,493	$(170)
Manufacturing external costs	651	1,283	(632)
Employee compensation and benefits	3,292	2,160	1,132
Other	492	916	(424)
Total research and development expenses	$7,758	$7,852	$(94)

Research and development expense consisted primarily of the following:

•
Our clinical development external costs were $3.3 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively:
o
Our URIROX-2 costs decreased $1.0 million from $3.2 million for the three months ended March 31, 2021 to $2.2 million for the three months ended March 31, 2022. In conjunction with the strategic process we announced in January 2022, we reduced our activities for URIROX-2 and stopped enrolling new sites while we sought additional financing and completed the SSR1. Based on the results of the SSR1 and the recommendation of the DSMB statistician, we terminated URIROX-2 and the reloxaliase program in March 2022; and
o
Our ALLN-346 costs increased $0.8 million from $0.2 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022. ALLN-346 costs incurred during the three months ended March 31, 2022 were related to conducting our two Phase 2a studies. We were not conducting any clinical studies for ALLN-346 during the three months ended March 31, 2021.
•
Our manufacturing external costs decreased by $0.6 million from $1.3 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022. In conjunction with the strategic process we announced in January 2022, we significantly reduced our external manufacturing activities for reloxaliase and ALLN-346 while we sought additional financing:
o
Reloxaliase manufacturing costs decreased $0.4 million from $0.6 million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022. Included in the costs for the three months ended March 31, 2021 were $0.2 million of costs at our CMO for engineering services for plant modifications in preparation for commercial batch scale up and $0.2 million of drug product costs associated with scale-up batches;
o
ALLN-346 manufacturing costs decreased from $0.5 million for the three months ended March 31, 2021 to $22,000 for the three months ended March 31, 2022. The costs incurred during the three months ended March 31, 2021 included $0.2 million of formulation and development costs and $0.2 million of costs for technology transfer and GMP batch production; and
o
Partially offsetting the decreases in reloxaliase and ALLN-346 manufacturing costs was an increase of $0.2 million for our other consulting and external laboratory service costs for the three months ended March 31, 2022. Included in our other consulting costs for the three months ended March 31, 2022 was $0.1 million for supply chain consulting services, for which there was no comparable cost for the three months ended March 31, 2021.
•
Employee benefits and compensation costs increased by $1.1 million from $2.2 million for the three months ended March 31, 2021 to $3.3 million for the three months ended March 31, 2022. The increase in employee benefits and compensation costs is primarily due to costs recognized on payments made to employees under the Retention Plan in February 2022. The payments made to employees are being amortized to expense over the retention period. In connection with the reduction of our staff by 40% during March 2022, the amortization of retention costs for the terminated employees was accelerated and the remainder was expensed on the date of termination.

General and Administrative Expenses

General and administrative expense was $3.8 million for the three months ended March 31, 2022 and $3.6 million for the three months ended March 31, 2021. The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021(in thousands):

	Three Months Ended March 31,		Dollar
	2022	2021	Change
Employee compensation and benefits	$1,637	$1,803	$(166)
Consulting and professional services	1,407	932	475
Other	755	823	(68)
Total general and administrative expenses	$3,799	$3,558	$241

The increase in general and administrative expense was primarily attributable to the following:

•
Our employee compensation and benefits expense decreased by $0.2 million for the three months ended March 31, 2022 primarily due to a decrease in stock-based compensation; and
•
Our consulting and professional services costs increased by $0.5 million for the three months ended March 31, 2022. The increase is primarily due to $0.7 million of strategic advisory costs incurred during the three months ended March 31, 2022 to support our strategic process. Partially offsetting this increase was $0.2 million of recruiting costs incurred during the three months ended March 31, 2021, for which there were no comparable costs for the three months ended March 31, 2022.

Interest Expense, net

Interest expense, net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense was $0.2 million for the three months ended March 31, 2022 and 2021, respectively, primarily due to interest expense associated with amounts outstanding under the Pontifax Agreement. We expect our interest expense to decrease in future periods due to $5.0 million of voluntary principal repayments we made to Pontifax during the three months ended March 31, 2022. Our outstanding balance under the Pontifax Agreement at March 31, 2022 was $5.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2022 through gross proceeds of $96.0 million from sales of our convertible preferred stock prior to our IPO, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds totaling $22.8 million from the sale of our common stock under our ATM agreements with Cowen and B. Riley, and net proceeds of $25.4 million and $2.3 million from the registered direct offerings completed in July 2021 and May 2022, respectively. Our total cash and cash equivalents were $8.9 million as of March 31, 2022.

On May 3, 2022, we completed a registered direct offering, in which we sold an aggregate of 2,872.1376 shares of Preferred Stock (split evenly between the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock). We received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock, after deducting offering expenses and placement agent fees. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $0.16 per share. Prior to the filing date of this Quarterly Report, the Purchaser converted all of its shares of Preferred Stock into an aggregate of 17,950,860 shares of common stock. In a concurrent private placement, we also issued unregistered warrants (the “2022 Common Warrants”) to purchase up to an aggregate of 22,438,575 shares of our common stock, at an exercise price of $0.1694 per share. The 2022 Common Warrants will become exercisable six months after the date of issuance, and will have a term of five years from the initial exercise date. We also issued to designees of HCW, in a concurrent private placement, warrants to purchase up to 1,256,561 shares of common stock (the “HCW Warrants”). The HCW Warrants are exercisable for $0.20 per share and will be exercisable six months after the date of issuance and have a term of five years from the commencement of sales pursuant to the Offering.

In July 2021, we completed a registered direct offering, in which we issued and sold 17,416,096 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,941,648 shares of our common stock in lieu of shares of common stock (the “2021 Pre-Funded Warrants”) and warrants to purchase up to 10,678,872 shares of our common stock through a securities purchase agreement (the “2021 Common Warrants”). The combined price of each share of common stock and accompanying Warrant to purchase one-half of a share was $1.311. The purchase price of each 2021 Pre-funded Warrant was $1.301, which was the combined purchase price per share of common stock and accompanying 2021 Common Warrant, minus $0.01. Gross proceeds of the transaction were $28.0 million. As a result of the registered direct offering, we received approximately $25.4 million after deducting estimated offering costs. Each 2021 Common Warrant is exercisable for one share of our common stock at an exercise price of $1.25 per share. The 2021 Common Warrants are immediately exercisable and expire on July 16, 2026. Each 2021 Pre-funded Warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. All 2021 Pre-funded Warrants were exercised on July 16, 2021.

In March 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley ATM Agreement”). During the year ended December 31, 2021, we issued and sold a total of 4,081,338 shares of our common stock under the B. Riley ATM Agreement at a weighted average price of $1.11 per share for net proceeds of approximately $4.2 million.

In December 2021, we entered into an updated At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”), which was essentially identical to the initial agreement, but utilized a shelf registration statement that we also filed at that time. During the first quarter of 2022 through the filing date of this Quarterly Report, we issued and sold 6,804,888 shares of our common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $4.1 million. The B. Riley ATM Agreement was terminated at the time we entered into the Updated B. Riley ATM Agreement.

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC ("Cowen ATM Agreement") at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time we entered into the B. Riley ATM Agreement.

On September 29, 2020, we entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (“Pontifax Agreement”) providing up to $25.0 million of borrowings through three facilities of a term loan. An initial loan (“Initial Loan) of $10.0 million was advanced on September 29, 2020. A portion of these proceeds were used to pay the remaining balance of our credit facility with PWB and terminate the PWB Loan Agreement. We also had an additional $5.0 million credit line (“Credit Line”) that was available to us for withdrawal until September 29, 2021. We did not withdraw any amounts available through the Credit Line prior to the expiration of the availability period. We paid a fee of 1.0% per annum to Pontifax for the daily average amount not withdrawn under the Credit Line during the period amounts were available for withdrawal. A third installment loan (Third Installment Loan”) of an additional $10.0 million was conditioned upon achievement of one of the following milestones by no later than December 29, 2021: (i) we receive non-contingent, non-refundable gross proceeds from one or more equity financings and/or strategic partnerships, in each case consummated following the Closing Date, in the aggregate amount of at least $15.0 million for all such equity financings and strategic partnerships or (ii) the 65th patient has been enrolled in the URIROX-2 trial. In December 2020, the additional $10 million under the Third Installment Loan became available to us for withdrawal until December 29, 2021 when we satisfied the milestone of at least $15 million of gross proceeds from equity financings. We did not withdraw any amounts available through the Third Installment Loan prior to expiration of the availability period.

The Pontifax Agreement has a term of 48 months and an interest only period of 24 months. Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum. Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over eight equal quarterly payments of principal and interest. At our option, we may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty. During the first quarter of 2022, we made voluntary repayments totaling $5.0 million. In light of our recent termination of the reloxaliase development program and certain acceleration provisions in the Pontifax Agreement, we have classified the amounts due under the Pontifax loan as a current liability.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021(in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operations	$(20,037)	$(10,036)
Net cash used in investing activities	—	(422)
Net cash (used in) provided by financing activities	(1,056)	11,703
Net (decrease) increase in cash and cash equivalents	$(21,093)	$1,245

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $20.0 million for the three months ended March 31, 2022 compared to $10.0 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $10.0 million was attributable to:

•
an increase of $9.7 million due to changes in the components of working capital, primarily related to the purchase of Directors' and Officers' run-off insurance for $6.8 million in March 2022;
•
an increase in net loss of $0.2 million; and
•
a decrease in non-cash items of $0.1 million resulting primarily from a decrease in stock-based compensation expense.

Net Cash Used in Investing Activities

We did not have any cash flow activity relating to investment activities during the three months ended March 31, 2022. Net cash used in investing activities of $0.4 million for the three months ended March 31, 2021 consisted of purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $11.7 million for the three months ended March 31, 2021. The net cash used in financing activities for the three months ended March 31, 2022 consisted of voluntary repayments of $5.0 million we made on the outstanding principal balance on the Pontifax Agreement, partially offset by net proceeds of $3.9 million from the sale of common stock under the Updated B. Riley ATM Agreement. The net cash provided by financing activities for the three months ended March 31, 2021 consisted of net proceeds from the sale of common stock under the Cowen ATM Agreement.

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

Going Concern

As of March 31, 2022, we had cash and cash equivalents totaling $8.9 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We do not believe that our cash and cash equivalents as of March 31, 2022, together with the proceeds we received from our registered direct offering completed in May 2022, will enable us to fund our operating expenses and capital requirements beyond the next several weeks. We will require additional capital to sustain our operations, including our ALLN-346 development program, beyond that time.

We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. In January 2022, we initiated a process to explore a range of strategic and financing alternatives to maximize stockholder value and have engaged the investment bank Stifel, Nicolaus & Company, Inc. ("Stifel") to act as strategic advisor for this process. Potential strategic alternatives that may be evaluated include a partnership or sale of ALLN-346, a sale or merger of the Company, or securing additional financing to enable further development of our ALLN-346 program. There can be no assurance that this strategic review process will result in the pursuit of any transaction or that any transaction, if pursued, will be completed. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating the development program for ALLN-346, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future bankruptcy proceeding, holders of our common stock and other securities will likely suffer a total loss of their investment.

As part of the strategic process, the Compensation Committee of the Board of Directors approved a retention plan on January 28, 2022, available to all employees ("Retention Plan"). Employees were required to execute retention agreements to receive payments and other considerations offered by the Retention Plan. Employees who executed a retention agreement received a salary adjustment equal to 6.5% retroactive to January 1, 2022, a restricted stock unit ("RSU") grant and a lump sum retention payment. A total of 2,998,500 RSUs were granted on February 1, 2022 under the Retention Plan. The RSUs vest over a three-year period ratably on July 15th and January 15th of each year following grant date. Lump sum retention payments totaling $3.0 million were made to employees in February 2022. If an employee resigns from the Company or is terminated for cause prior to June 30, 2022, the employee would be required to fully repay the lump sum retention payment received. If an employee resigns from the Company or is terminated for cause between July 1, 2022 and September 30, 2022, the employee would be required to repay 50% of the lump sum retention payment received.

On March 18, 2022, we announced our decision to terminate our URIROX-2 study for reloxaliase and initiated the process of closing the study with our CRO, investigative sites, patients and business partners. In connection with the termination of the reloxaliase program, we completed a workforce reduction of approximately 40% in March 2022.

On May 3, 2022, we entered into a securities purchase agreement with an investor, pursuant to which we agreed to issue, in a registered direct offering, an aggregate of 2,872.1376 shares of Preferred Stock (split evenly among the Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), and Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock” and together with the Series D Preferred Stock, the “Preferred Stock”). We received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of our common stock upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of our common stock upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $0.16 per share. On May 5, 2022, the Preferred Stock investor converted all of its Series D Preferred Stock into 8,975,430 shares of our common stock, and on May 9, 2022, the Preferred Stock investor converted all of its Series E Preferred Stock into 8,975,430 shares of common stock.

In a concurrent private placement, we also issued to the Preferred Stock investor unregistered warrants (the “Common Warrants”) to purchase up to an aggregate of 22,438,575 shares of our common stock, at an exercise price of $0.1694 per share. The Common Warrants will become exercisable six months after the date of issuance and will have a term of five years from the initial exercise date. We also issued to designees of HCW, in a concurrent private placement, warrants to purchase up to 1,256,561 shares of our common stock (the “HCW Warrants”). The HCW Warrants are exercisable for $0.20 per share and will be exercisable six months after the date of issuance and have a term of five years from the commencement of sales pursuant to the registered direct offering.

Market volatility resulting from the COVID-19 pandemic, conflicts and sanctions involving Russia, Ukraine and other countries abroad or other factors could also adversely impact our ability to access capital as and when needed. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials or development programs of our product candidates. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the foreseeable future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our future capital requirements will depend on many factors, including;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, our cash equivalents consisted of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development program for ALLN-346 and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2022, we had cash and cash equivalents totaling $8.9 million. We do not believe that our cash and cash equivalents as of March 31, 2022, together with the net proceeds from our registered direct offering completed in May 2022, will enable us to fund our operating expenses and capital requirements beyond the next several weeks. We will need to raise additional capital to continue as a going concern. Of note, because of our limited cash resources and the recent termination of our Phase 3 clinical trial of reloxaliase, we have had discussions with our senior lender, Pontifax, regarding the potential repayment of our outstanding borrowing under our loan agreement with Pontifax. In March 2022, we made voluntary repayments of $2.0 million and $3.0 million, reducing the loan balance to $5.0 million. Our loan agreement with Pontifax contains a provision for the acceleration of the principal balance under certain conditions. We have therefore classified the Pontifax loan balance as a current liability on our balance sheet. We are likewise in discussions with the contract research organization that conducted our reloxaliase clinical trial and is currently conducting our clinical trial for ALLN-346 about our inability to repay outstanding obligations due to them, which discussions may lead to the contract research organization ceasing further work on ALLN-346. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating the development program for ALLN-346, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of the company’s preferred stock, common stock and other securities will likely suffer a total loss of their investment.

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

Risks Related to Past Financial Condition

* We have incurred significant losses since inception, and, if we are able to finance our continuing operations, expect that we would incur significant and increasing losses for at least the next several years. Moreover, we have not generated any revenue, may never generate any revenue, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. If we are able to continue our operations, we expect that we would continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $11.8 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $258.3 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have funded our operations from inception through March 31, 2022 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million and $8.2 million from the sale of our common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively, and net proceeds of $25.4 million and $2.3 million from the registered direct offerings completed in July 2021 and May 2022, respectively. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase, the development of which has now been terminated, and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development.

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

We are a biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the clinical trial results, regulatory approval and commercial success of ALLN-346, our only clinical program. In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the clinical development of ALLN-346. The success of ALLN-346 will depend on several factors, including:

•	the successful clinical development of ALLN-346, including the successful completion of Phase 2 and Phase 3 registrational clinical trials;
•	approval of ALLN-346 for marketing by the FDA or EMA;
•	execution of an effective sales and marketing strategy for the commercialization of ALLN-346;
•	acceptance by patients, the medical community and third-party payors;
•	our success in educating physicians and patients about the benefits, administration and use of ALLN-346;
•	the incidence and prevalence of patient populations with hyperuricemia and gout in those markets in which ALLN-346 is approved;
•	the prevalence and severity of side effects, if any, experienced by patients treated with ALLN-346;
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

The results of preclinical studies and clinical trials of ALLN-346 conducted to date and future studies and trials of ALLN-346, including our Phase 2a clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in March 2022 we reported that an interim analysis in our URIROX-2 trial indicated that the trial was unlikely to be successful, despite more favorable results in prior clinical trials. Data, our interpretation of data and results from our Phase 2a clinical trials of ALLN-346 in adults with hyperuricemia and gout do not ensure that we will achieve similar results in subsequent clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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

As of May 9, 2022, we had 17 full-time, part-time, or short-term employees. Our focus on the development of ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. If we are able to secure additional financing to continue our operations, we will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are currently planning to seek stockholder approval to effect a reverse stock split. However, there can be no assurance that we will receive such approval or that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements, even if we do obtain such approval.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share. Since our common stock began trading on The Nasdaq Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.10 per share and as high as $17.56 per share through May 9, 2022. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The Nasdaq Capital Market, an active public market for our common stock may not emerge or be sustained, particularly if our stock were to be delisted from Nasdaq.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of May 9, 2022, we had 107,725,169 outstanding shares of common stock. In addition, 5,737,536 shares subject to outstanding options and 2,251,500 outstanding restricted stock units under our stock option plans as of March 31, 2022, 3,702,053 shares reserved for future issuance under our stock option plans, 306,527 shares reserved for future issuance under our employee stock purchase plan and 34,383,048 shares subject to outstanding warrants, including 10,678,872 warrants issued with the registered direct offering completed in July 2021 and 23,695,136 warrants issued with the registered direct offering completed in May 2022, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2022, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1*

Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc., as amended, including the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock and the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.

3.2*	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc, as amended.

4.1**	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2021).

4.2**	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 4, 2022).

4.3**	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 4, 2022).

10.1**

Form of Securities Purchase Agreement, dated May 3, 2022, by and between Allena Pharmaceuticals, Inc. and certain Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 4, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.

104	Cover page Interactive Data File (embedded within Inline XBRL document)

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

ALLENA PHARMACEUTICALS, INC.

May 16, 2022	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 16, 2022	By:	/s/ Richard Katz
Richard Katz, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)