Form 10-Q
period 2022-06-30
Allena Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1624658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-38268

ALLENA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act:

Delaware	45-2729920
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
142-F North Road, Suite 150 Sudbury, MA	01776
(Address of principal executive offices)	(Zip Code)

(617) 467-4577

(Registrant’s telephone number, including area code)

One Newton Executive Park, Suite 202, Newton, Massachusetts 02462

(Former name or former address, if changed since last report)

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

As of August 12, 2022, the registrant had 122,083,226 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to fund our operating expenses and capital requirements beyond a matter of days;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,589	$29,988
Prepaid expenses and other current assets	9,897	3,018
Total current assets	16,486	33,006
Property and equipment, net	930	1,173
Operating lease assets	272	455
Other assets	123	123
Total assets	$17,811	$34,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,271	$1,030
Loan payable, net of discount	4,904	9,852
Accrued expenses and other current liabilities	2,870	4,480
Operating lease liabilities, net of discount	380	317
Total current liabilities	10,425	15,679
Warrant liability	3,645	—
Operating lease liabilities, net of current portion and discount	—	210
Total liabilities	14,070	15,889
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,872 shares issued and no shares outstanding at June 30, 2022; no shares issued and outstanding at December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 107,725,169 and 82,969,421 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	108	83
Additional paid-in capital	270,333	265,237
Accumulated deficit	(266,700)	(246,452)
Total stockholders’ equity	3,741	18,868
Total liabilities and stockholders’ equity	$17,811	$34,757

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

See accompanying notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,981	$10,090	$11,739	$17,942
General and administrative	2,943	3,597	6,742	7,155
Total operating expenses	6,924	13,687	18,481	25,097
Loss from operations	(6,924)	(13,687)	(18,481)	(25,097)
Other income (expense):
Loss on issuance of securities	(371)	—	(371)	—
Change in valuation of warrant liability	(1,023)	—	(1,023)	—
Interest expense, net	(118)	(253)	(367)	(488)
Other income (expense), net	1	(32)	(6)	(23)
Other expense, net	(1,511)	(285)	(1,767)	(511)
Net loss	$(8,435)	$(13,972)	$(20,248)	$(25,608)
Net loss per share attributable to common stockholders— basic and diluted	$(0.08)	$(0.24)	$(0.21)	$(0.45)
Weighted-average common shares outstanding— basic and diluted	100,623,730	57,932,389	95,034,212	56,484,811
Comprehensive loss	$(8,435)	$(13,972)	$(20,248)	$(25,608)

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Series D Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2021	—	$—	—	$—	56,879,679	$57	$232,871	$(209,425)	$23,503
Issuance of stock, net of issuance costs	—	—	—	—	1,650,988	2	1,769	—	1,771
Issuance of common stock through employee stock purchase plan ("ESPP")	—	—	—	—	4,206	—	5	—	5
Issuance of common stock through release of restricted stock units ("RSUs")	—	—	—	—	248,111	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	960	—	960
Net loss	—	—	—	—	—	—	—	(13,972)	(13,972)
Balance at June 30, 2021	—	$—	—	$—	58,782,984	$59	$235,605	$(223,397)	$12,267

Balance at March 31, 2022	—	$—	—	$—	89,774,309	$90	$269,791	$(258,265)	$11,616
Issuance of convertible preferred stock and warrants, net of issuance costs	1,436	—	1,436	—	—	—	—	—	—
Conversion of preferred stock into common stock	(1,436)	—	(1,436)	—	17,950,860	$18	$(18)	—	—
Stock-based compensation	—	—	—	—	—	—	560	—	560
Net loss	—	—	—	—	—	—	—	(8,435)	(8,435)
Balance at June 30, 2022	—	$—	—	$—	107,725,169	$108	$270,333	$(266,700)	$3,741

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Series D Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	—	$—	—	$—	50,821,361	$51	$220,307	$(197,789)	$22,569
Issuance of stock, net of issuance costs	—	—	—	—	7,709,306	8	13,466	—	13,474
Issuance of common stock through employee stock purchase plan ("ESPP")	—	—	—	—	4,206	—	5	—	5
Issuance of common stock through release of restricted stock units ("RSUs")	—	—	—	—	248,111	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,827	—	1,827
Net loss	—	—	—	—	—	—	—	(25,608)	(25,608)
Balance at June 30, 2021	—	$—	—	$—	58,782,984	$59	$235,605	$(223,397)	$12,267

Balance at December 31, 2021	—	$—	—	$—	82,969,421	$83	$265,237	$(246,452)	$18,868
Issuance of convertible preferred stock and warrants, net of issuance costs	1,436	—	1,436	—	—	—	—	—	—
Conversion of preferred stock into common stock	(1,436)	—	(1,436)	—	17,950,860	$18	$(18)	—	—
Issuance of stock, net of issuance costs	—	—	—	—	6,804,888	7	3,937	—	3,944
Stock-based compensation	—	—	—	—	—	—	1,177	—	1,177
Net loss	—	—	—	—	—	—	—	(20,248)	(20,248)
Balance at June 30, 2022	—	$—	—	$—	107,725,169	$108	$270,333	$(266,700)	$3,741

See accompanying notes.

Allena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,248)	$(25,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,177	1,827
Depreciation expense	243	145
Loss on issuance of securities	371	—
Change in valuation of warrant liability	1,023	—
Non-cash interest expense	52	27
Non-cash lease expense	189	190
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,879)	542
Other assets	—	(50)
Accounts payable	1,241	124
Accrued expenses	(1,610)	1,555
Operating lease liabilities	(153)	(150)
Net cash used in operating activities	(24,594)	(21,398)
Cash flows from investing activities:
Purchases of property and equipment	—	(457)
Net cash used in investing activities	—	(457)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,944	13,464
Proceeds from the issuance of convertible preferred stock, net of issuance costs	2,251	—
Proceeds from the issuance of stock through ESPP	—	5
Repayment of loan payable	(5,000)	—
Net cash provided by financing activities	1,195	13,469
Net decrease in cash and cash equivalents	(23,399)	(8,386)
Cash and cash equivalents, beginning of period	29,988	35,042
Cash and cash equivalents, end of period	6,589	26,656

Supplemental disclosures:
Issuance costs included in accounts payable and accrued expenses	$—	$10

See accompanying notes.

Allena Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Business

Allena Pharmaceuticals, Inc. (the “Company”) is a clinical stage company focused on developing non-absorbed oral enzyme therapeutics to treat metabolic conditions including hyperuricemia and gout. The Company was incorporated under the laws of the State of Delaware on June 24, 2011. The Company’s headquarters are in Sudbury, Massachusetts.

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

Liquidity and Going Concern

The Company had an accumulated deficit of $266.7 million at June 30, 2022 and will require substantial additional capital to fund operations. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2022, the Company had $6.6 million of cash and cash equivalents.

The Company’s available cash and cash equivalents as of June 30, 2022 are not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. The Company requires additional capital to sustain its operations, including its ALLN-346 development program. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources. In January 2022, the Company initiated a process to explore a range of strategic and financing alternatives to maximize stockholder value and has engaged the investment bank Stifel, Nicolaus & Company, Inc. ("Stifel") to act as strategic advisor for this process. Potential strategic alternatives that may be evaluated include a partnership or sale of ALLN-346, a sale or merger of the Company, or securing additional financing to enable further development of the Company's ALLN-346 program. There can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed. If the Company is unable to complete a transaction, it may be required to seek an in-court or out-of-court restructuring of its liabilities.

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

During the first quarter of 2022, the Company made voluntary principal repayments of $5.0 million of the $10.0 million that was outstanding as of December 31, 2021 under the loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (together “Pontifax”) (the “Pontifax Agreement”). The Company made an additional voluntary principal repayment of $0.5 million in August 2022. The outstanding principal balance as of the filing date of this Quarterly Report is $4.5 million. The Company also purchased Directors' & Officers' run-off insurance for $6.8 million in March 2022.

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

During the first quarter of 2022, the Company issued and sold 6,804,888 shares of its common stock under an At-Market Issuance Sales Agreement with B. Riley Securities, Inc. at a weighted average price of $0.62 per share for net proceeds of $3.9 million.

On May 3, 2022, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to issue, in a registered direct offering, an aggregate of 2,872.1376 shares of Preferred Stock (split evenly between the Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), and Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock” and together with the Series D Preferred Stock, the “Preferred Stock”)). The Company received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock, after deducting offering expenses and placement agent fees. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $16.00 per share. H.C. Wainwright & Co., LLC (“HCW”) was the exclusive placement agent for this offering. On May 5, 2022, the Preferred Stock investor converted all of its Series D Preferred Stock into 8,975,430 shares of common stock, and on May 9, 2022, the Preferred Stock investor converted all of its Series E Preferred Stock into 8,975,430 shares of common stock.

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

The Company entered into an At Market Offering Agreement with H.C. Wainwright & Co., LLC (“HCW ATM Agreement”) on July 8, 2022. Since that time and through the filing date of this Quarterly Report, the Company issued and sold 14,358,057 shares of its common stock under the HCW ATM Agreement at a weighted average price of $0.14 per share for net proceeds of approximately $1.9 million.

Reverse Stock Split

At a special meeting of stockholders held on August 4, 2022, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation, as amended, to, at the discretion of the Company’s board of directors, effect a reverse stock split with respect to its issued and outstanding Common Stock, par value $0.001 per share, including any Common Stock held by the Company as treasury shares, at any time prior to December 31, 2022, at a ratio of 1-for-10 to 1-for-100 (the “Range”). The Range and timing of the reverse stock split will be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders and included in a public announcement once determined.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations and cash flows for the three and six months ended June 30, 2022 and June 30, 2021 and cash flows for the six months ended June 30, 2022 and 2021.

Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Recently Adopted Accounting Pronouncements

In 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted ASU 2020-06 on January 1,

2022. The adoption of ASU 2020-06 did not have a material impact on the Company's condensed consolidated financial statements.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(8,435)	$(13,972)	$(20,248)	$(25,608)
Net loss attributable to common stockholders	$(8,435)	$(13,972)	$(20,248)	$(25,608)
Denominator:
Weighted-average common shares—basic and diluted	100,623,730	57,932,389	95,034,212	56,484,811
Net loss per share attributable to common stockholders—basic and diluted	$(0.08)	$(0.24)	$(0.21)	$(0.45)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2022	2021
Stock options	5,435,949	7,091,757
Restricted stock units	2,093,500	372,166
Warrants	34,383,048	9,040
Common stock issuable upon conversion of outstanding debt	1,219,512	2,439,024
Total	43,132,009	9,911,987

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$5,589	$5,589	$—	$—
Total assets	$5,589	$5,589	$—	$—
Liabilities:
Warrant liability	$3,645	$—	$—	$3,645
Total liabilities	$3,645	$—	$—	$3,645

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,523	$16,523	$—	$—
Total assets	$16,523	$16,523	$—	$—

At June 30, 2022 and December 31, 2021, all of the Company’s cash equivalents were comprised of money market funds.

There were no changes to the valuation methods during the six months ended June 30, 2022 and year ended December 31, 2021. There were no transfers within the fair value hierarchy during the six months ended June 30, 2022 and the year ended December 31, 2021.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values.

Assumptions Used in Determining Fair Value of Warrants

The Company issued the 2022 Common Warrants and the HCW Warrants to purchase an aggregate of up to 23,695,136 shares of common stock in connection with a registered direct financing on May 4, 2022 (see Note 8). The Company concluded that the warrants are not indexed to its own stock and therefore the 2022 Common Warrants and the HCW Warrants are being accounted for as liabilities. The Company recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and is required to revalue the warrants at each reporting date with any changes in fair value recorded on the statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2022	May 4, 2022
Stock price	$0.19	$0.14
Risk-free interest rate	3.01%	2.93%
Expected dividend yield	—%	—%
Expected term (in years)	4.9 - 5.4	5.0 - 5.5
Expected volatility	106%	105%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the six months ended June 30, 2022 (in thousands):

Fair value of warrant liability as of the beginning of the period	$—
Issuance of warrants	2,622
Change in fair value	1,023
Fair value of warrant liability as of the end of the period	$3,645

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and employee-related expenses	$295	$371
Third-party research and development expenses	2,260	3,195
Professional fees	184	677
Loan interest	112	227
Other	19	10
Total accrued expenses	$2,870	$4,480

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

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$158
2023	231
Total maturities	389
Less: Amount representing interest	(9)
Present value of operating lease liabilities	$380

Lease costs included in the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three and six months ended June 30, 2022 and 2021 were $0.1 million and $0.2 million, respectively. The Company’s operating leases had a weighted average remaining lease term of nine months and a weighted average discount rate of 5.5% at June 30, 2022.

During the reporting period, the Company was also a party to an operating lease for approximately 6,055 square feet of office space in Newton, MA (Newton Lease). Pursuant to its terms, the Newton Lease terminates on the last day of the month following the month either party notifies the other that the term of the lease shall end. The annualized base rent for the Newton Lease is approximately $0.3 million. Due to the short nature of the minimum lease term of the Newton Lease, the Newton Lease was not considered as an operating lease liability in accordance with ASC 842 as of June 30, 2022. On June 15, 2022, the Company delivered to the lessor written notice of termination of the Newton Lease effective July 31, 2022.

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

The shares of the Company’s common stock issued upon conversion will be free of any restrictions and the Company is required to hold at all times a sufficient number of authorized, unreserved and unissued shares of its common stock required to settle any such conversion. The Company has reserved 1,219,512 shares of its common stock for conversion of the outstanding debt balance as of June 30, 2022.

The Company evaluated the Pontifax Agreement for embedded features that require bifurcation, noting certain features were required to be bifurcated, but were concluded to be de minimis in value at June 30, 2022 and December 31, 2021. The Company determined the conversion feature was not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.

As part of the strategic process initiated in January 2022, the Company has held discussions with Pontifax regarding repayment of amounts outstanding under the Pontifax Agreement. Taking into consideration the available cash and cash equivalents at December 31, 2021 along with the termination of its reloxaliase program in March 2022 and its inability to raise sufficient capital to sustain its operations as of the date of this Quarterly Report, the Company determined that, consistent with the determination at December 31, 2021, it was appropriate to classify the full amount outstanding under the Pontifax Agreement as a current liability as of June 30, 2022 given the subjective acceleration of payment under the material adverse change clause. During the first quarter of 2022, the Company made voluntary repayments of principal totaling $5.0 million. The Company made an additional voluntary repayment of principal of $0.5 million in August 2022

The minimum aggregate future loan and interest payments at June 30, 2022 are as follows (in thousands):

Years Ending December 31,
2022	$803
2023	2,760
2024	2,070
Total minimum payments	$5,633
Less: Amount representing interest	(633)
Less; Discount	(96)
Less: Current portion	(4,904)
Loan payable, net of current portion	$—

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

The Company entered into another At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”) on December 23, 2021. During the first quarter of 2022, the Company issued and sold 6,804,888 shares of its common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $3.9 million. The B. Riley ATM Agreement was terminated at the time the Company entered into the Updated B. Riley Agreement.

The Company entered into the HCW ATM Agreement on July 8, 2022. Since that time and through the filing date of this Quarterly Report, the Company issued and sold 14,358,057 shares of its common stock under the HCW ATM Agreement at a weighted average price of $0.14 per share for net proceeds of approximately $1.9 million. The Updated B. Riley ATM Agreement was terminated at the time the Company entered into the HCW ATM Agreement.

Common Stock

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Stock options and restricted stock units	11,691,089	8,372,313
Warrants	34,383,048	10,687,912
Common stock issuable upon conversion of outstanding debt	1,219,512	2,439,024
Employee stock purchase plan	306,527	306,527
Total	47,600,176	21,805,776

Warrants

At June 30, 2022 the Company had 34,383,048 warrants outstanding for the purchase of shares of common stock at a weighted average exercise price of $0.51. At December 31, 2021, the Company had 10,687,912 warrants outstanding for the purchase of shares of common stock at a weighted average exercise price of $1.26. 22,438,575 warrants with an exercise price of $0.1694 and 1,256,561 warrants with an exercise price of $0.20 expire May 3, 2027. 10,678,872 warrants with an exercise price of $1.25 expire on July 16, 2026. 9,040 warrants with an exercise price of $11.06 expire on May 1, 2026.

Preferred Stock

On July 12, 2022, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with a single accredited investor (the “Subscriber”), pursuant to which the Company agreed to issue and sell 100 shares of the Company’s Series F Non-Convertible Preferred Stock, par value $0.001 per share (the “Series F Non-Convertible Preferred Stock”), to the Subscriber for $100.00 in cash. The sale was completed and settled on July 12, 2022. The Subscription Agreement contains customary representations and warranties and certain indemnification rights and obligations of the parties.

The Series F Non-Convertible Preferred Stock is not convertible into shares of the Company’s common stock or any other class or series of stock of the Company. In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series F Non-Convertible Preferred Stock shall be entitled to receive, in priority to any distributions to the holders of Common Stock, out of the assets, whether capital or surplus, of the Company an amount equal to $0.01 per share, or $1.00 in the aggregate. The holder of the Series F Non-Convertible Preferred Stock will not be entitled to receive dividends of any kind.

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

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units (“RSUs”), and other share-based awards under the terms of the 2017 Plan. As of June 30, 2022, 3,016,640 shares of common stock were available for future grant under the 2017 Plan.

On January 22, 2021, the Company adopted the 2021 Inducement Equity Plan (“2021 Plan”). The 2021 Plan provides for the grant of awards for 1,600,000 shares of common stock. The purpose of the 2021 plan is to enable the Company to grant equity awards to induce highly qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with an equity interest in the Company. The Company is utilizing the 2021 Plan for awards the Company may make without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of June 30, 2022, 1,145,000 shares of common stock were available for future grant under the 2021 Plan.

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

Stock-based compensation expense included in the Company’s statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$135	$303	$305	$550
General and administrative	425	657	872	1,277
Total	$560	$960	$1,177	$1,827

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

The Company did not grant any stock options during the three and six months ended June 30, 2022. A summary of the stock option activity under the 2011, 2017 and 2021 Plans during the six months ended June 30, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,765,837	$2.81	7.6	$3
Granted	—	—
Exercised	—	—
Forfeited	(1,316,712)	2.54
Expired	(13,176)	0.42
Outstanding at June 30, 2022	5,435,949	2.88	7.0	$—
Exercisable at June 30, 2022	3,417,270	$3.31	6.2	$—

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $3.1 million. This amount is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (RSUs)

On February 1, 2022, the Company awarded 2,998,500 RSUs to employees of the Company as part of the Retention Plan. The RSUs vest over a three-year period ratably on July 15th and January 15th of each year following grant date. The RSUs are generally forfeited if the employment relationship terminates with the Company prior to vesting.

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	—	$—
Granted	2,998,500	0.40
Vested	—	—
Forfeited	(905,000)	0.40
Nonvested at June 30, 2022	2,093,500	$0.40

As of June 30, 2022, the total remaining unrecognized compensation cost related to all nonvested RSUs amounted to $0.7 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

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

Our product candidate, ALLN-346, is an orally administered, novel, urate degrading enzyme for patients with hyperuricemia and gout in the setting of advanced CKD. We have conducted a Phase 1 program, including both a single-ascending dose and multiple-ascending dose study in healthy volunteers. In both studies, ALLN-346 was well tolerated with no clinically significant safety signals and no dose-limiting toxicities observed in any cohort up to the highest administered dose. We are currently conducting two Phase 2a studies. Study 201 is a 7-day inpatient study in patients with hyperuricemia, for which we reported initial data in January 2022. Study 202 is a 14-day outpatient study in patients with hyperuricemia, gout and varying degrees of renal insufficiency, for which we reported initial data on August 10, 2022.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our net losses were $8.4 million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively and $20.2 million and $25.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had cash and cash equivalents of $6.6 million and an accumulated deficit of $266.7 million. If we are able to secure adequate financing to continue our operations, we anticipate that our expenses will increase significantly as we:

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until February 21, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. On February 22, 2022 we applied to transfer our securities to Nasdaq Capital Market and requested a second 180-day period to regain compliance with the Minimum Bid Price Requirement. On February 24, 2022, Nasdaq approved our request for a second 180-day period, or until August 22, 2022, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market provided that we are able to meet all other requirements for continued listing on the NASDAQ Capital Market, which we currently do not.

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

We received stockholder approval to effect a reverse stock split on August 4, 2022, to be effected at the discretion of the Company’s board of directors at any time prior to December 31, 2022. The timing of the reverse stock split will be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders and included in a public announcement once determined. The result of the reverse stock split, once effective, will be to regain compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market. However, we may fail to meet other requirements for continued listing on the NASDAQ Capital Market.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reloxaliase external costs	$1,405	$4,893	$3,975	$8,863
ALLN-346 external costs	1,068	1,778	2,164	2,901
Employee compensation and benefits	1,322	2,551	4,614	4,711
Other	186	868	986	1,467
Total research and development expenses	$3,981	$10,090	$11,739	$17,942

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. Since inception, we have incurred $111.3 million of external research and development costs for reloxaliase and $20.4 million of external research and development costs for ALLN-346. Provided that we are able to secure sufficient capital to continue our operations, we expect that our research and development costs will increase in future years as we advance our ALLN-346 program, including initiating additional clinical trials and scaling our manufacturing processes.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of gain (loss) on transactions denominated in foreign currency.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021(in thousands):

	Three Months Ended June 30,		Dollar
	2022	2021	Change
Operating expenses:
Research and development	$3,981	$10,090	$(6,109)
General and administrative	2,943	3,597	(654)
Total operating expenses	6,924	13,687	(6,763)
Loss from operations	(6,924)	(13,687)	6,763
Other income (expense):
Loss on issuance of securities	(371)	—	(371)
Change in valuation of warrant liability	(1,023)	—	(1,023)
Interest expense, net	(118)	(253)	135
Other income (expense), net	1	(32)	33
Other income (expense), net	(1,511)	(285)	(1,226)
Net loss	$(8,435)	$(13,972)	$5,537

Research and Development Expense

Research and development expense was $4.0 million for the three months ended June 30, 2022 and $10.1 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021(in thousands):

	Three Months Ended June 30,		Dollar
	2022	2021	Change
Clinical development external costs	$2,152	$5,114	$(2,962)
Manufacturing external costs	167	1,707	(1,540)
Employee compensation and benefits	1,322	2,551	(1,229)
Other	340	718	(378)
Total research and development expenses	$3,981	$10,090	$(6,109)

Research and development expense consisted primarily of the following:

•
Our clinical development external costs were $2.2 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively:
o
Our URIROX-2 costs decreased $2.2 million from $3.3 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022. In conjunction with the strategic process we announced in January 2022, we reduced our activities for URIROX-2 and stopped enrolling new sites while we sought additional financing and completed the SSR1. Based on the results of the SSR1 and the determination of the DSMB statistician, we terminated URIROX-2 and the reloxaliase program in March 2022. Costs incurred during the three months ended June 30, 2022 were primarily related to study close-out activities; and
o
Our ALLN-346 costs decreased $0.4 million from $1.4 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022. ALLN-346 costs incurred during the three months ended June 30, 2022 were related to conducting our two Phase 2a studies. During the three months ended June 30, 2021, we incurred $0.6 million of clinical costs for our Phase 1b multiple ascending dose trial in healthy volunteers and $0.7 million of start-up related costs for our Phase 2a program.
•
Our manufacturing external costs decreased by $1.5 million from $1.7 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. In conjunction with the strategic process we announced in January 2022, we significantly reduced our external manufacturing activities for reloxaliase and ALLN-346 while we sought additional financing:
o
Reloxaliase manufacturing costs decreased $1.0 million from $1.2 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. Costs incurred for the three months ended June 30, 2022 related primarily to stability activity and drug storage and disposal activities; and
o
ALLN-346 manufacturing costs decreased from $0.2 million for the three months ended June 30, 2022 to $32,000 for the three months ended June 30, 2022. We significantly reduced our manufacturing activities during the three months ended June 30, 2022 as part of the strategic process and awaiting results of our Phase 2a and Phase 2b studies.
•
Employee benefits and compensation costs decreased by $1.2 million from $2.6 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022. The decrease in employee benefits and compensation costs is due to the reduction of our staff by 40% during March 2022. Our research and development headcount was six employees at June 30, 2022 as compared to 36 employees at June 30, 2021.

General and Administrative Expenses

General and administrative expense was $2.9 million for the three months ended June 30, 2022 and $3.6 million for the three months ended June 30, 2021. The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021(in thousands):

	Three Months Ended June 30,		Dollar
	2022	2021	Change
Employee compensation and benefits	$1,526	$1,779	$(253)
Consulting and professional services	660	937	(277)
Market research and commercialization planning	—	133	(133)
Other	757	748	9
Total general and administrative expenses	$2,943	$3,597	$(654)

The decrease in general and administrative expense was primarily attributable to the following:

•
Our employee compensation and benefits expense decreased by $0.3 million for the three months ended June 30, 2022 primarily due to a decrease in stock-based compensation and a reduction of headcount from 13 employees at June 30, 2021 to seven employees at June 30, 2022; and
•
Our consulting and professional services costs decreased by $0.3 million for the three months ended June 30, 2022. The decrease is primarily due to $0.1 million of recruiting costs incurred during the three months ended June 30, 2021, for which there were no comparable costs for the three months ended June 30, 2022 and a decrease of investor relations costs from $0.1 million for the three months ended June 30, 2021 compared to $28,000 for the three months ended June 30, 2022.

Loss on Issuance of Securities

Loss on issuance of securities represents the amount that the fair value of the warrants issued concurrent with the sale of Series D Preferred Stock and Series E preferred issued on May 4, 2022 through a registered direct offering exceeded the net proceeds received.

Change in Valuation of Warrant Liability

Change in valuation of warrant liability represents the increase of the fair value of the warrants issued concurrent with the sale of Series D Preferred Stock and Series E Preferred Stock from issuance date to June 30, 2022. The fair value of the warrants on issuance date of May 4, 2022 was $2.6 million. The fair value of the warrants on June 30, 2022 was $3.6 million.

Interest Expense, net

Interest expense, net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense was $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, primarily due to interest expense associated with amounts outstanding under the Pontifax Agreement. We expect our interest expense to decrease in future periods due to $5.0 million of voluntary principal repayments we made to Pontifax during the three months ended March 31, 2022. Our outstanding balance under the Pontifax Agreement at June 30, 2022 was $5.0 million.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021(in thousands):

	Six Months Ended June 30,		Dollar
	2022	2021	Change
Operating expenses:
Research and development	$11,739	$17,942	$(6,203)
General and administrative	6,742	7,155	(413)
Total operating expenses	18,481	25,097	(6,616)
Loss from operations	(18,481)	(25,097)	6,616
Other income (expense):
Loss on issuance of securities	(371)	—	(371)
Change in valuation of warrant liability	(1,023)	—	(1,023)
Interest income (expense), net	(367)	(488)	121
Other income (expense), net	(6)	(23)	17
Other income (expense), net	(1,767)	(511)	(1,256)
Net loss	$(20,248)	$(25,608)	$5,360

Research and Development Expense

Research and development expense was $17.9 million for the six months ended June 30, 2021 and $11.7 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021(in thousands):

	Six Months Ended June 30,		Dollar
	2022	2021	Change
Clinical development external costs	$5,475	$8,607	$(3,132)
Manufacturing external costs	818	2,990	(2,172)
Employee compensation and benefits	4,614	4,711	(97)
Other	832	1,634	(802)
Total research and development expenses	$11,739	$17,942	$(6,203)

Research and development expense consisted primarily of the following:

•
Our clinical development external costs were $5.5 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively:
o
Our URIROX-2 costs decreased $3.2 million from $6.5 million for the six months ended June 30, 2021 to $3.3 million for the six months ended June 30, 2022. We terminated URIROX-2 and the reloxaliase program in March 2022; and
o
Partially offsetting the decrease in URIROX-2 costs was an increase in costs for our ALLN-346 program. ALLN-346 costs increased $0.5 million from $1.5 million for the six months ended June 30, 2021 to $2.0 million for the six months ended June 30, 2022. ALLN-346 costs incurred during the six months ended June 30, 2022 were related to conducting our two Phase 2a studies. In April 2021, we initiated a Phase 1b multiple ascending dose trial in healthy volunteers and announced initial data from this study in July 2021. We incurred $0.8 million of clinical costs for this trial during the six months ended June 30, 2021. In addition, we incurred $0.7 million of start-up related costs for our Phase 2a program.
•
Our manufacturing external costs decreased by $2.2 million from $3.0 million for the six months ended June 30, 2021 to $0.8 million for the six months ended June 30, 2022. In conjunction with the strategic process we announced in January 2022, we significantly reduced our external manufacturing activities for reloxaliase and ALLN-346 while we sought additional financing:
o
Reloxaliase manufacturing costs decreased $1.4 million from $1.8 million for the six months ended June 30, 2021 to $0.4 million for the six months ended June 30, 2022. Costs incurred during the six months ended June 30, 2022 related primarily to costs associated with the termination of the reloxaliase program. Costs incurred during the six months ended June 30, 2021 related to formulation and development; and
o
ALLN-346 manufacturing costs decreased from $0.7 million for the six months ended June 30, 2021 to $54,000 for the six months ended June 30, 2022. We significantly reduced our manufacturing activities during the three months ended June 30, 2022 as part of the strategic process and awaiting results of our Phase 2a studies. The costs incurred during the six months ended June 30, 2021 related to formulation and development.
•
Employee benefits and compensation costs were $4.6 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. Decreased costs due to the reduction in headcount for the three months ended June 30, 2022 were offset by costs recognized on payments made to employees under the Retention Plan in February 2022.

General and Administrative Expenses

General and administrative expense was $6.7 million for the six months ended June 30, 2022 and $7.2 million for the six months ended June 30, 2021. The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021(in thousands):

	Six Months Ended June 30,		Dollar
	2022	2021	Change
Employee compensation and benefits	$3,163	$3,582	$(419)
Consulting and professional services	2,067	1,869	198
Market research and commercialization planning	—	133	(133)
Other	1,512	1,571	(59)
Total general and administrative expenses	$6,742	$7,155	$(413)

The decrease in general and administrative expense was primarily attributable to the following:

•
Our employee compensation and benefits expense decreased by $0.4 million for the six months ended June 30, 2022 primarily due a decrease in stock-based compensation and a reduction of headcount; and
•
Our consulting and professional services costs increased by $0.2 million for the six months ended June 30, 2022. The increase is primarily due to $0.5 million of consulting costs related to strategic advisory costs incurred during the six months ended June 30, 2022 to support our strategic process and $0.1 million increase in legal costs.. Partially offsetting these increases was $0.3 million decrease in recruiting costs and $0.1 million decrease in investor relations costs for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Loss on Issuance of Securities

Loss on issuance of securities represents the amount that the fair value of the warrants issued concurrent with the sale of Series D Preferred Stock and Series E preferred issued on May 4, 2022 through a registered direct offering exceeded the net proceeds received.

Change in Valuation of Warrant Liability

Change in valuation of warrant liability represents the increase of the fair value of the warrants issued concurrent with the sale of Series D Preferred Stock and Series E Preferred Stock from issuance date to June 30, 2022. The fair value of the warrants on issuance date of May 4, 2022 was $2.6 million. The fair value of the warrants on June 30, 2022 was $3.6 million.

Interest Expense, net

Interest expense, net consists of interest income earned on our cash and cash equivalents and interest expense charged on our outstanding debt. Net interest expense was $0.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to interest expense associated with amounts outstanding under the Pontifax Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2022 through gross proceeds of $96.0 million from sales of our convertible preferred stock prior to our IPO, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds totaling $22.8 million from the sale of our common stock under our ATM agreements with Cowen and B. Riley, and net proceeds of $25.4 million and $2.3 million from the registered direct offerings completed in July 2021 and May 2022, respectively. Our total cash and cash equivalents were $6.6 million as of June 30, 2022.

On May 3, 2022, we completed a registered direct offering, in which we sold an aggregate of 2,872.1376 shares of Preferred Stock (split evenly between the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock). We received net proceeds of approximately $2.3 million from the issuance and sale of the Preferred Stock, after deducting offering expenses and placement agent fees. The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series D Preferred Stock and into an aggregate of 8,975,430 shares of common stock of the Company upon the conversion of the Series E Preferred Stock, in each case, at a conversion price of $0.16 per share. In May 2022, the Purchaser converted all of its shares of Preferred Stock into an aggregate of 17,950,860 shares of common stock. In a concurrent private placement, we also issued unregistered warrants (the “2022 Common Warrants”) to purchase up to an aggregate of 22,438,575 shares of our common stock, at an exercise price of $0.1694 per share. The 2022 Common Warrants will become exercisable six months after the date of issuance, and will have a term of five years from the initial exercise date. We also issued to designees of HCW, in a concurrent private placement, warrants to purchase up to 1,256,561 shares of common stock (the “HCW Warrants”). The HCW Warrants are exercisable for $0.20 per share and will be exercisable six months after the date of issuance and have a term of five years from the commencement of sales pursuant to the Offering.

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

In December 2021, we entered into an updated At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Updated B. Riley ATM Agreement”), which was essentially identical to the initial agreement, but utilized a shelf registration statement that we also filed at that time. During the first quarter of 2022 through the filing date of this Quarterly Report, we issued and sold 6,804,888 shares of our common stock under the Updated B. Riley ATM Agreement at a weighted average price of $0.62 per share for net proceeds of $3.9 million. The B. Riley ATM Agreement was terminated at the time we entered into the Updated B. Riley ATM Agreement.

During the first quarter of 2021, we issued and sold 6,058,318 shares of our common stock under an At-the Market Equity Offering Sales Agreement with Cowen and Company, LLC ("Cowen ATM Agreement") at a weighted average price of $1.99 per share for net proceeds of $11.7 million. The Cowen ATM Agreement was terminated at the time we entered into the B. Riley ATM Agreement.

We entered into the HCW ATM Agreement on July 8, 2022. Since that time and through the filing date of this Quarterly Report, we issued and sold 14,358,057 shares of our common stock under the HCW ATM Agreement at a weighted average price of $0.14 per share for net proceeds of approximately $1.9 million. The Updated B. Riley ATM Agreement was terminated at the time we entered into the HCW ATM Agreement.

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

The Pontifax Agreement has a term of 48 months and an interest only period of 24 months. Amounts outstanding under the Pontifax Agreement have a fixed interest rate of 9.0% per annum. Upon the expiration of the interest only period on September 29, 2022, amounts borrowed will be repaid over eight equal quarterly payments of principal and interest. At our option, we may prepay all or part of the outstanding borrowings at any time without any prepayment premium or penalty. During the first quarter of 2022, we made voluntary repayments totaling $5.0 million. In August 2022, we made an additional voluntary prepayment of $0.5 million. In light of our recent termination of the reloxaliase development program and certain acceleration provisions in the Pontifax Agreement, we have classified the amounts due under the Pontifax loan as a current liability.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021(in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operations	$(24,594)	$(21,398)
Net cash used in investing activities	—	(457)
Net cash provided by financing activities	1,195	13,469
Net decrease in cash and cash equivalents	$(23,399)	$(8,386)

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $24.6 million for the six months ended June 30, 2022 compared to $21.4 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $3.2 million was attributable to:

•
an increase of $9.4 million due to changes in the components of working capital, primarily related to the purchase of Directors' and Officers' run-off insurance for $6.8 million in March 2022; partially offset by
•
an increase in non-cash items of $0.9 million resulting primarily from a decrease in stock-based compensation expense; and
•
a decrease in net loss of $5.4 million.

Net Cash Used in Investing Activities

We did not have any cash flow activity relating to investment activities during the six months ended June 30, 2022. Net cash used in investing activities of $0.5 million for the six months ended June 30, 2021 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2022 compared to $13.5 million for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 consisted of net proceeds of $3.9 million from the sale of common stock under the Updated B. Riley ATM Agreement and net proceeds of $2.3 million from the sale of preferred stock through a registered direct offering in May 2022, partially offset by voluntary repayments of $5.0 million we made on the outstanding principal balance on the Pontifax Agreement. The net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds of $11.7 million and $1.8 million from the sale of common stock under the Cowen ATM Agreement and the B. Riley ATM Agreement, respectively.

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

Going Concern

As of June 30, 2022, we had cash and cash equivalents totaling $6.6 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We do not believe that our cash and cash equivalents as of June 30, 2022, together with the proceeds we received from sales of common stock under the HCW ATM Agreement in the third quarter of 2022 through the date of this Quarterly Report, will enable us to fund our operating expenses and capital requirements beyond a matter of days. We will require additional capital to sustain our operations, including our ALLN-346 development program, beyond that time.

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

On July 8, 2022, we entered into the HCW ATM Agreement. Since that time and through the filing date of this Quarterly Report, we issued and sold 14,358,057 shares of our common stock under the HCW ATM Agreement at a weighted average price of $0.14 per share for net proceeds of approximately $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash equivalents consisted of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development program for ALLN-346 and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2022, we had cash and cash equivalents totaling $6.6 million. We do not believe that our cash and cash equivalents as of June 30, 2022, together with the net proceeds from sales of our common stock through the HCW ATM Agreement during the third quarter 2022, through the filing date of this Quarterly Report, will enable us to fund our operating expenses and capital requirements beyond a matter of days. We will need to raise additional capital to continue as a going concern. Of note, because of our limited cash resources and the recent termination of our Phase 3 clinical trial of reloxaliase, we have had discussions with our senior lender, Pontifax, regarding the potential repayment of our outstanding borrowing under our loan agreement with Pontifax. In March 2022, we made voluntary repayments of $2.0 million and $3.0 million, reducing the loan balance to $5.0 million. We made an additional voluntary repayment of principal of $0.5 million in August 2022, reducing the loan balance to $4.5 million. Our loan agreement with Pontifax contains a provision for the acceleration of the principal balance under certain conditions. We have therefore classified the Pontifax loan balance as a current liability on our balance sheet. We are likewise in discussions with the contract research organization that conducted our reloxaliase clinical trial and is currently conducting our clinical trial for ALLN-346 about our inability to repay outstanding obligations due to them, which discussions may lead to the contract research organization ceasing further work on ALLN-346. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating the development program for ALLN-346, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of the company’s preferred stock, common stock and other securities will likely suffer a total loss of their investment.

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

As of June 30, 2022, we had $5.0 million of outstanding borrowings under the Pontifax Agreement. We are currently making quarterly interest payments. Beginning October 1, 2022, we will be required to repay any outstanding borrowings under the convertible debt facility with eight equal quarterly payments of principal and interest, or until such time as the then outstanding borrowings convert into shares of our common stock. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Pontifax.

Because of our limited cash resources and the recent termination of our Phase 3 clinical trial of reloxaliase, we have had discussions with Pontifax regarding potential repayment of the outstanding borrowing. In March 2022, we made voluntary repayments of $2.0 million and $3.0 million, reducing the loan balance to $5.0 million. We made an additional voluntary repayment of principal of $0.5 million in August 2022, reducing the loan balance to $4.5 million. The Pontifax Agreement contains a provision for the acceleration of the principal balance under certain conditions. We have therefore classified the Pontifax loan balance as a current liability.

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

We have incurred significant annual net operating losses in every year since our inception. If we are able to continue our operations, we expect that we would continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $8.4 million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively, and $20.2 million and $25.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $266.7 million. We have not generated any revenue, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have funded our operations from inception through June 30, 2022 through gross proceeds of $96.0 million from sales of our convertible preferred stock, net proceeds of $67.0 million from our IPO which was completed in November 2017, net proceeds totaling $33.8 million from follow-on offerings of common stock during 2020, borrowings of $10.0 million under our credit facilities, net proceeds of $14.6 million, $8.2 million and $1.9 million from the sale of our common stock under the Cowen ATM Agreement, the B. Riley ATM Agreement and the HCW ATM Agreement, respectively, and net proceeds of $25.4 million and $2.3 million from the registered direct offerings completed in July 2021 and May 2022, respectively. We have devoted substantially all of our financial resources and efforts to the research and development of reloxaliase, the development of which has now been terminated, and, to a lesser extent, ALLN-346 and general and administrative expense to support such research and development.

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

We are a biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. We have generated no revenue to date and do not expect to do so for the foreseeable future. As a result, our future success is currently dependent upon the clinical trial results, regulatory approval and commercial success of ALLN-346, our only clinical program. In addition, we have incurred and expect to continue to incur significant expenses as we continue to pursue the clinical development of ALLN-346. The success of ALLN-346 will depend on several factors, including:

•

the successful clinical development of ALLN-346, including the successful completion of Phase 2 and Phase 3 registrational clinical trials. In August 2022, we reported data from Study 201, a 7-day inpatient study of ALLN-346, and from cohorts A and B of Study 202, a two-week outpatient study. While the effect size in Study 201 was generally consistent with our expectations, we observed a significantly lower effect size in Study 202, which may make continued clinical development of ALLN-346 difficult to pursue even if we are able to secure additional capital;

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

The results of preclinical studies and clinical trials of ALLN-346 conducted to date and future studies and trials of ALLN-346, including our Phase 2a clinical trials, and other product candidates that we may pursue, may not be predictive of the results of subsequent clinical trials. For example, in March 2022 we reported that an interim analysis in our URIROX-2 trial indicated that the trial was unlikely to be successful, despite more favorable results in prior clinical trials. Additionally, we reported generally favorable results from the first cohort of patients in Study 201 for ALLN-346 in January 2022, which results were further confirmed by data from the second cohort of patients in this study. However, we observed a significantly lower effect size of ALLN-346 in Study 202, which may make continued clinical development of ALLN-346 difficult to pursue even if we are able to secure additional capital. Data, our interpretation of data and results from our Phase 2a clinical trials of ALLN-346 in adults with hyperuricemia and gout do not ensure that we will achieve similar results in subsequent clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. For example, we initially expected to have data from Study 202 for ALLN-346 during the first quarter of 2022, but these results were delayed until the third quarter of 2022. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or clinical development programs may significantly harm our business, prospects, financial condition and results of operations.

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

In August 2022, we reported data from Study 201, a 7-day inpatient study of ALLN-346, and from cohorts A and B of Study 202, a two-week outpatient study. While the effect size in Study 201 was generally consistent with our expectations, we observed a significantly lower effect size in Study 202, which may make continued clinical development of ALLN-346 difficult to pursue even if we are able to secure additional capital.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulators, or if a significant number of patients withdraw from our clinical trials. For example, in part because of the impact of the pandemic, during the first quarter of 2021, we determined that site initiation and patient enrollment in the recently terminated URIROX-2 study of reloxaliase was proceeding at a slower rate than we had originally projected. Accordingly, we significantly revised our plans for the interim analysis of this trial, both with regard to its scope and its timing. As another example, we initially expected to have data from Study 202 for ALLN-346 during the first quarter of 2022, but these results were delayed until the third quarter of 2022.

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

As of August 12, 2022, we had 12 full-time, part-time, or short-term employees. Our focus on the development of ALLN-346 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. If we are able to secure additional financing to continue our operations, we will need to hire and retain a significant number of new employees to execute our clinical development, manufacturing and commercialization plans. We cannot provide assurance that we will be able to hire and/or retain adequate staffing levels to develop and commercialized ALLN-346 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, which extends to August 22, 2022 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. Since we had not regained compliance within the specified time period, we applied for, and were granted, an additional 180 calendar day compliance period. We were able to do so by transferring to The Nasdaq Capital Market, where we met the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and by providing written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period.

If, at any time during this additional 180-day period, the closing bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market provided that we meet all other requirements for continued listing on the NASDAQ Capital Market, which we currently do not. If it appears to the Staff that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We recently received stockholder approval to effect a reverse stock split, but have not yet implemented a reverse stock split. However, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or meet any of the other Nasdaq continued listing requirements, even if we do implement a reverse stock split.

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

On November 6, 2017, we completed the sale of 5,333,333 shares of our common stock in our IPO, at a price to the public of $14.00 per share. Since our common stock began trading on The Nasdaq Global Select Market on November 6, 2017, our stock has traded at prices as low as $0.07 per share and as high as $17.56 per share through August 12, 2022. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The Nasdaq Capital Market, an active public market for our common stock may not emerge or be sustained, particularly if our stock were to be delisted from Nasdaq.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our ability to secure additional funding to continue operations in the near term;
•	the outcome of the ongoing strategic review process that we are conducting with the assistance of Stifel;
•	results from our ongoing Phase 2a clinical trials of ALLN-346, and any potential future clinical trials we may undertake;
•	the success of competitive drugs or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures,
•	collaborations or capital commitments;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, and our performance in relation to such estimates;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this "Risk Factors" section.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of August 9, 2022, we had 122,083,226 outstanding shares of common stock. In addition, 5,435,949 shares subject to outstanding options and 2,093,500 outstanding restricted stock units under our stock option plans as of June 30, 2022, 4,161,640 shares reserved for future issuance under our stock option plans, 306,527 shares reserved for future issuance under our employee stock purchase plan and 34,383,048 shares subject to outstanding warrants, including 10,678,872 warrants issued with the registered direct offering completed in July

2021 and 23,695,136 warrants issued with the registered direct offering completed in May 2022, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2022, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

1.1*	At the Market Offering Agreement between Allena Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC, dated July 8, 2022.

3.1**

Amended and Restated Certificate of Incorporation of Allena Pharmaceuticals, Inc., as amended, including the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock and the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 16, 2022).

3.2*	Certificate of Elimination of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock, each a Series of Preferred Stock of Allena Pharmaceuticals, Inc.

3.3*	Certificate of Designation of Preferences, Rights and Limitations of Series F Non-Convertible Preferred Stock.

3.4**	Amended and Restated By-Laws of Allena Pharmaceuticals, Inc, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on May 16, 2022).

4.1**	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2021).

4.2**	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 4, 2022).

4.3**	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 4, 2022).

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

ALLENA PHARMACEUTICALS, INC.

August 15, 2022	By:	/s/ Louis Brenner
Louis Brenner, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 15, 2022	By:	/s/ Richard Katz
Richard Katz, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)